Form 10QSB
period 1995-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 1995-08-11
CIK 812564

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-16210


                          ANGELES INCOME PROPERTIES LTD. 6
          (Exact name of small business issuer as specified in its charter)


               California                                        95-4106139
      (State or other jurisdiction of                          (IRS Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                 ANGELES INCOME PROPERTIES. LTD. 6

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995



       Assets
            Cash:

                  Unrestricted                                           $ 1,589,129

                  Restricted--tenant security deposits                       207,515
            Accounts receivable                                              413,373

            Escrow for taxes                                               1,007,089

            Restricted escrows                                               393,590

            Other assets                                                   1,237,875
            Investment properties:

                  Land                                    $  7,616,187

                  Buildings and related personal
                        property                            46,450,434

                                                            54,066,621
                  Less accumulated depreciation            (10,043,995)   44,022,626

                                                                         $48,871,197

            Liabilities and Partners' Capital (Deficit)


            Liabilities
                  Accounts payable                                        $  186,988

                  Due to affiliates                                          262,487

                  Tenant security deposits                                   260,850

                  Accrued taxes                                            1,174,264
                  Other liabilities                                          819,793

                  Notes payable                                           42,760,456


            Partners' Capital (Deficit)
                  General partner                         $   (370,399)

                  Limited partners (47,379
                   units issued and outstanding)             3,776,758     3,406,359
                                                                         $48,871,197

             See Accompanying Notes to Consolidated Financial Statements

      b)                  ANGELES INCOME PROPERTIES, LTD. 6

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                          1995         1994            1995         1994

       Revenues:
            Rental income              $2,307,455   $1,478,333      $4,184,393    $ 3,099,274

            Other income                  113,271       27,879         150,798         61,484

               Total revenues           2,420,726    1,506,212       4,335,191      3,160,758
       Expenses:

            Operating                     654,447      479,611       1,210,589        957,145

            General and
               administrative              84,315      206,978         186,921        383,639

            Property management fees      112,889       75,235         197,562        145,636
            Maintenance                   249,983      198,430         388,831        454,382

            Depreciation                  384,594      275,677         652,212        550,057

            Amortization of lease
               commissions                 29,470       11,037          52,389         22,074

            Interest                    1,052,548      708,241       1,871,910      1,375,520
            Property taxes                332,758      268,740         602,254        549,193

            Bad debt (recovery)
               expense                    (12,332)      46,367        (112,165)       178,823

            Tenant reimbursements        (173,827)    (297,596)       (157,078)      (409,707)

               Total expenses           2,714,845    1,972,720       4,893,425      4,206,762
            Loss before loss on
             disposal of property
             and equity in income
             from joint venture          (294,119)    (466,508)       (558,234)    (1,046,004)

            Loss on disposal of
                property                   (9,453)          --          (9,453)            --

            Equity in income from
               joint venture            2,825,000       48,469       2,894,652        119,836

            Net income (loss)          $2,521,428   $ (418,039)     $2,326,965    $  (926,168)
       Net income (loss) allocated
       to general partner (1%)         $   25,214   $   (4,180)     $   23,270    $    (9,262)

       Net income (loss) allocated
            to limited partners
                   (99%)                2,496,214     (413,859)      2,303,695       (916,906)



               Net income (loss)       $2,521,428   $ (418,039)     $2,326,965    $  (926,168)

       Net income (loss) per limited
            partnership unit           $    52.69   $    (8.73)     $    48.62    $    (19.35)

             See Accompanying Notes to Consolidated Financial Statements

      c)                  ANGELES INCOME PROPERTIES, LTD. 6

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)




                                            Limited
                                          Partnership   General       Limited
                                             Units      Partners      Partners       Total


       Original capital contributions        47,384    $   1,000    $47,384,000   $47,385,000

       Partners' (deficit) capital at
          December 31, 1994                  47,379    $(393,669)   $ 1,473,063   $ 1,079,394

       Net income for the six months
          ended June 30, 1995                    --       23,270      2,303,695     2,326,965

       Partners' (deficit) capital at
          June 30, 1995                      47,379    $(370,399)   $ 3,776,758   $ 3,406,359



             See Accompanying Notes to Consolidated Financial Statements

      d)                  ANGELES INCOME PROPERTIES, LTD. 6

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                               Six Months Ended
                                                                    June 30,
                                                                1995           1994

       Cash flows from operating activities:
          Net income (loss)                                  $2,326,965    $ (926,168)

          Adjustments to reconcile net income (loss) to net cash used in operating activities:

             Depreciation                                       652,212       550,057
             Amortization of discounts, loan costs,
              and leasing commissions                           107,704        97,753

             Bad debt expense                                        --       178,823

             Loss on disposal of property                         9,453            --

             Equity in income from joint venture             (2,894,652)     (119,836)
          Change in accounts:

             Restricted cash                                    (31,275)       (2,797)

             Accounts receivable                                 66,774      (353,474)

             Escrows for taxes                                 (494,166)     (188,157)
             Other assets                                       (71,980)       56,408

             Accounts payable                                  (407,617)       74,326

             Due to affiliates                                       --       284,028

             Tenant security deposit liabilities                 62,119        (8,260)
             Accrued taxes                                      364,859       101,933

             Other liabilities                                  161,747       131,348

                  Net cash used in operating
                      activities                               (147,857)     (124,016)

       Cash flows from investing activities:
          Property improvements and replacements               (526,034)      (85,481)

          Deposits to restricted escrows                        (22,325)      (21,256)

          Withdrawals from restricted escrows                   103,817        91,114

          Proceeds received from foreclosure
              of Mesa Dunes                                     876,108            --
                  Net cash provided by (used in)
                      investing activities                      431,566       (15,623)

             See Accompanying Notes to Consolidated Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. 6

                                     (Unaudited)


                                                                Six Months Ended
                                                                     June 30,
                                                              1995           1994

       Cash flows from financing activities:
          Proceeds from long-term borrowing                $  704,070    $   87,427

          Payments on notes payable                           (92,151)      (81,130)

             Net cash provided by financing
                  activities                                  611,919         6,297
       Net increase (decrease) in cash                        895,628      (133,342)

       Cash at beginning of period                            693,501       878,130

       Cash at end of period                               $1,589,129    $  744,788

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                           $1,743,353    $1,103,780

          Interest on notes transferred to principal       $   86,360    $       --

            See Accompanying Notes to Consolidated Financial Statements

      e)                 ANGELES INCOME PROPERTIES, LTD. 6.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note B - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1995 and 1994:


                                                          1994             1995

       Property management fees                          $197,562        $145,636

       Property lease commissions                          24,695           1,200
       Reimbursement for services of affiliates,
          including amounts accrued at June 30,
          1995 and 1994 of $261,137 and $804,746,
          respectively                                    150,718         284,028

       Marketing services                                     361           1,169

         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles")is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,258 at June 30, 1995 and 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $24,358 and $19,152 for the six months ended June 30, 1995 and 1994, respectively.

         Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,134 at June 30, 1995 and 1994. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,467,629 and $3,500,000 at June 30, 1995, and June 30, 1994, respectively. Total interest expense on this financing was $236,528 and $83,470 for the six months ended June 30, 1995 and 1994, respectively.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

      Note C - Mesa Dunes, Wakonda and Town & Country Joint Venture

         Prior to April 1, 1995, the Partnership had a 50% investment in Mesa Dunes. On December 6, 1994, Mesa Dunes gave notice to Angeles Income Properties, Ltd. V ("AIPL V"), a California Limited Partnership and the other 50% owner in Mesa Dunes, that the note receivable that Mesa Dunes held from AIPL V in the amount of $5,000,000, dated September 20, 1991 and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest, including but not limited to, failure to make interest payments. On April 1, 1995, Mesa Dunes foreclosed on its collateral and AIPL V lost its 50% interest in Mesa Dunes. This foreclosure effectively dissolved the Mesa Dunes joint venture and the Mesa Dunes, Wakonda Shopping Center and Town & Country Shopping Center properties became 100% owned by the Partnership.

      Note C - Mesa Dunes, Wakonda and Town & Country Joint Venture
      (continued)

         As of April 1, 1995, the assets, liabilities, revenues and expenses of the properties were consolidated into the Partnership and were no longer accounted for using the equity method of accounting. The operations of these properties prior to April 1, 1995, are accounted for using the equity method of accounting.

         The following pro forma statements for the three and six months ended June 30, 1995, and 1994 assume the Partnership became the 100% owner as of January 1, 1994.



                                                        Pro Forma Statement
                                                            (Unaudited)


                                                         Three Months Ended
                                                           June 30, 1995

                                             As Reported   Adjustment     Pro Forma

       Revenues                               $2,420,726        $   --       $2,420,726

       Net income                             $2,521,428        $   --       $2,521,428

                                                         Three Months Ended
                                                           June 30, 1994

                                              As Reported      Adjustment    Pro Forma
       Revenues                               $1,506,212       $797,051      $2,303,263

       Net (loss) income                      $ (418,039)      $ 49,834      $ (368,205)


                                                        Pro Forma Statement
                                                            (Unaudited)


                                                         Six Months Ended
                                                           June 30, 1995

                                              As Reported      Adjustment    Pro Forma

       Revenues                               $4,335,191       $728,486      $5,063,677

       Net income                             $2,326,965       $ 71,451      $2,398,416


                                                         Six Months Ended
                                                           June 30, 1994


                                             As Reported       Adjustment      Pro Forma


       Revenues                               $3,160,758      $1,685,265     $4,846,023

       Net (loss) income                      $ (926,168)     $  121,201     $ (804,967)

      Note D - Contingencies

      In December 1994 certain chemicals were discovered in the septic system of LaSalle Warehouse. This appears to have been caused by one of the past or present tenants. Legal counsel is being consulted for further direction. An environmental consulting firm was engaged in January 1995 to determine the level of contamination. The known costs to empty and dispose of the contents of the septic tank and to retest the property are not material. Other corrective actions, if any, are presently unknown due to the early stage of this determination and the ultimate outcome of this matter cannot presently be determined. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects that might result from this uncertainty.

      The General Partner is currently attempting to sell this property. The General Partner believes this would be in the best interest of the Partnership. The proceeds from this sale would be used to pay off the AMIT debt (see Note B).

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of four commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:




                                                              Average
                                                             Occupancy

       Property                                          1995        1994

       Lazy Hollow Apartments
          Columbia, Maryland                              94%         91%
       Homestead Apartments
          East Lansing, Michigan                          93%         88%

       Whispering Pines Mobile Home Park
          Lantana, Florida                                98%         99%

       Hawthorne Works Business Center
          Chicago, Illinois                               70%         62%

       LaSalle Warehouse
          Las Vegas, Nevada                              100%        100%
       Casa Granada Apartments
          Harlingen, Texas                                92%         98%

       Mesa Dunes Mobile Home Park
          Mesa, Arizona                                   85%         91%

       Wakonda Shopping Center
          Des Moines, Iowa                                 95%        92%

       Town & Country Shopping Center
          Cedar Rapids, Iowa                               79%        98%


         The increase in average occupancy at Homestead Apartments for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, is due to a strengthening market along with improvements at the property which are attracting new tenants. The increase in average occupancy at Hawthorne Works Business Center for the six months ended June 30, 1995, versus the six months ended June 30, 1994, is due primarily to the addition of a new tenant during the first quarter of 1995 occupying 214,090 square feet, or 16% of the leasable square footage of the property. The decrease in average occupancy at Casa Granada Apartments for the six months ended June 30, 1995, versus the six months ended June 30, 1994, is primarily due to increased competition resulting from new apartment complexes in the area. The decrease in average occupancy at Mesa Dunes Mobile Home Park for the six months ended June 30, 1995, versus the six months ended June 30, 1994, is due to the construction of new mobile home parks in the area, thereby increasing competition. In addition, the lots at Mesa Dunes are small and the property suffers from electrical limitations which makes it harder to attract new homes to the park. Finally, the decrease in occupancy at Town & Country Shopping Center for the six months ended June 30, 1995, versus the
                                   11
      six months ended June 30, 1994, is due to the loss of tenants during the first quarter of 1995 which occupied 26,766 square feet or approximately 20% of the leasable square footage of the property. Subsequent to June 30, 1995, the General Partner was successful in leasing 14,112 quare feet of this space.

         For the three and six months ended June 30, 1995, the Partnership realized net income of $2,521,428 and $2,326,965 respectively, versus net losses of $418,039 and $926,168 for the three and six months ended June 30, 1994, respectively. The increase in income can primarily be attributed to the increased equity in income from the joint venture (See Note C and discussion below).

         The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center during the second quarter of 1995, (see Note C), with the Partnership resulted in increases in rental and other income, along with increases in operating, property management fees, depreciation, amortization, interest and property tax expenses. General and administrative expenses decreased primarily due to decreases in reimbursements for partnership accounting, asset management and investor services during the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994. Maintenance expense decreased due to decreases in the following: snow and trash removal and yards and grounds contract at Lazy Hollow Apartments; contract repairs, improvements and security contracts at Hawthorne Works Business Center; and major landscaping at Whispering Pines Mobile Home Park. These decreases were partially offset by the additional maintenance expenses incurred as a result of the consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Interest expense also increased for the three and six months ended June 30, 1995, as compared to the three and six months ended June 30, 1994, due to increasing default interest and late charges on the AMIT debt along with an increased principal balance resulting from the refinancing that is secured by the Hawthorne Works Business Center.

        The bad debt expense for the three and six months ended June 30, 1994, can be attributed to several tenants at Hawthorne Works Business Center and Whispering Pines Mobile Home Park suffering from deteriorating financial conditions resulting in delinquency in their payments; therefore, the Partnership reserved a portion of the receivable relating to these tenants during the six months ended June 30, 1994. The bad debt recovery during the three and six months ended June 30, 1995, is due to the receipt of a portion of these receivables from tenants at the Hawthorne Works Business Center that had been previously reserved. Tenant reimbursements decreased for the three and six months ended June 30, 1995, versus the three and six months ended June 30, 1994. Tenant reimbursements are billed annually with estimates recorded quarterly. Due to the change in management companies in 1993, the detailed information was not available to accurately estimate this receivable. The receivable was underestimated in 1993, and adjusted in 1994 causing the 1994 tenant reimbursements to be higher. This decrease was partially offset by the increase in tenant reimbursements resulting from the consolidation of the two additional commercial properties with the Partnership. Finally, Casa Granada Apartments replaced three roofs that were not yet fully depreciated during the second quarter of 1995 resulting in a loss on disposal of property of $9,453.

         In 1993, Mesa Dunes fully reserved its $5,000,000 note receivable from AIPL V along with the related accrued interest. Accordingly, the Partnership recorded it's proportionate share of the loss totaling $2,825,000. Due to the foreclosure by Mesa Dunes of AIPL V's interest in the joint venture and the resulting consolidation of the Mesa Dunes properties by the Partnership, the Partnership recorded a recovery of the $2,825,000 previously reserved through its equity interest in the earnings of the joint venture during the second quarter of 1995. This recovery amount, in addition to the equity in income of the joint venture of $69,652 during the first quarter of 1995, resulted in a $2,894,652 equity in the income from the joint venture for the six months ended June 30, 1995.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $1,589,129 versus unrestricted cash of $744,788 at June 30, 1994. Net cash used in operating activities remained stable during the six months ended June 30, 1995, as compared to the six months ended June 30, 1994. Net cash flow from investing activities increased due to proceeds received from the foreclosure of Mesa Dunes. Net cash flow from financing activities increased due to additional proceeds received from long-term borrowings related to the Hawthorne Works Business Center.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions made during the six months ended June 30, 1995 or 1994.

         During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. As a result of the refinancing, the stated interest rate on the first mortgage is based on the Corporate Base Rate plus 1.75%, with a maturity date of December 1995. The maturity date on the second mortgage is also December 1995. The first mortgage holder established and funded two escrows, thereby increasing the principal balance of the first mortgage by the amount funded. The first escrow, the purpose of which is to fund tax and insurance escrow deposits, amounts to $175,000. The second escrow was established to fund tenant improvements. At December 31, 1994, the balance of this fund had been expended, which amounted to $302,900. The first mortgage holder also added to principal $707,791 of previously accrued interest. Also, $1,779,481 of principal was transferred from the first mortgage note to the second mortgage note. On the second mortgage note, the note holder added to principal $33,252 of previously accrued interest. During the first six months of 1995, the mortgage holder again funded the escrow for tenant improvements and added to the principal balance of the first mortgage $704,070.
      Accrued interest of $86,360 was also added to the second mortgage during the six months ended June 30, 1995, for those improvements.

         On July 3, 1995, there was a fire at the Cable Plant of the Hawthorne Works Business Center. The fire resulted in structural damage to approximately 5,000 square feet of space. The cost to repair the damage cannot presently be determined, however, this casualty will be 100% covered by insurance.

                             PART II - OTHER INFORMATION

      Item 1. Legal Proceedings

         Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to Mesa Dunes on September 30, 1991, in the amount of $5,000,000 secured by the Partnership's real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. In 1993, Mesa Dunes paid $1,500,000 towards the principal balance of this loan. The Partnership believed that this loan was made on a non-recourse basis. AMIT asserted that this loan is recourse by virtue of a certain amendment purportedly entered into as of November 1, 1992, but which the Partnership and Mesa Dunes have been informed and believe were actually executed in December of 1992. The Partnership and Mesa Dunes have been further informed and believe that the amendments may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership and Mesa Dunes at a time when such person was not in fact an officer of such entities. In the event AMIT prevails in its assertion that the loan is a recourse, rather than a non-recourse loan, the Partnership and Mesa Dunes may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendment. Accordingly, the Partnership and Mesa Dunes have filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Additionally, the Partnership filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserved the right to object to certain claims. Angeles has in fact indicated that it will object to the above described claim. The pursuit of this claim would be expensive and the outcome uncertain. In considering all of its options, the Partnership decided that the costs of pursing this claim are not warranted in light of all the relevant facts and circumstances. The Partnership has had and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP has declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the
      Registrant.   Angeles caused the Partnership to make deposits to the
      account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. At least $12,206 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership has filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently, the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership anticipates that it will withdraw its Proof of Claim.

         The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                a)  Exhibits -

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                b)  Reports on Form 8-K:

                    None filed during the six months ended June 30, 1995.

                                     SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANGELES INCOME PROPERTIES, LTD. 6

                                    By:   Angeles Realty Corporation II
                                          General Partner



                                    By:
                                          Carroll D. Vinson
                                          President




                                    By:
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer



                                    Date: August 10, 1995

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANGELES INCOME PROPERTIES, LTD. 6

                                    By:   Angeles Realty Corporation II
                                          General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President




                                    By:   /s/Robert D. Long
                                          Robert D. Long
                                          Controller and Principal
                                          Accounting Officer


                                    Date: August 10, 1995