Form 10QSB
period 1995-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 1995-11-13
CIK 812564

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES. LTD. 6

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995
 Assets
      Cash:
         Unrestricted                                              $ 1,421,480
         Restricted--tenant security deposits                          207,709
      Accounts receivable, net of allowance
         of $996,905                                                   279,427
      Escrow for taxes                                                 972,965
      Restricted escrows                                               371,735
      Other assets                                                   1,319,569
      Investment properties:
         Land                                       $  7,616,187
         Buildings and related personal property      46,578,432
                                                      54,194,619
         Less accumulated depreciation               (10,435,527)   43,759,092
                                                                   $48,331,977

      Liabilities and Partners' Capital (Deficit)
      Liabilities
         Accounts payable                                           $  190,254
         Due to affiliates                                              24,261
         Tenant security deposits                                      251,576
         Accrued taxes                                               1,343,746
         Other liabilities                                             884,055
         Notes payable                                              42,717,866

      Partners' Capital (Deficit)
         General partner                            $   (375,261)
         Limited partners (47,379 units issued
            and outstanding)                           3,295,480     2,920,219
                                                                   $48,331,977

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                         1995         1994         1995        1994
 Revenues:
    Rental income                    $2,310,279   $1,642,147   $6,494,672  $ 4,741,421
    Other income                         88,037       47,562      238,835      109,046
        Total revenues                2,398,316    1,689,709    6,733,507    4,850,467
 Expenses:
    Operating                           579,020      445,442    1,789,609    1,402,587
    General and administrative          113,560       84,467      300,481      468,106
    Property management fees            110,443       71,089      308,005      216,725
    Maintenance                         236,986      142,906      625,817      597,288
    Depreciation                        391,533      268,384    1,043,745      818,441
    Amortization                         32,369       15,336       84,758       37,410
    Interest                          1,046,943      723,606    2,918,853    2,099,126
    Property taxes                      411,927      260,656    1,014,181      809,849
    Bad debt expense                    151,618      124,898       39,453      303,721
    Tenant reimbursements              (189,943)     (56,606)    (347,021)    (466,313)
        Total expenses                2,884,456    2,080,178    7,777,881    6,286,940

    Loss before loss on disposal
        of property and equity in
        (loss) income from joint
        venture                        (486,140)    (390,469)  (1,044,374)  (1,436,473)

    Loss on disposal of property             --           --       (9,453)          --
    Equity in (loss) income from
        joint venture                        --       (2,818)   2,894,652      117,018
    Net (loss) income                $ (486,140)  $ (393,287)  $1,840,825  $(1,319,455)

 Net (loss) income allocated
    to general partner (1%)          $   (4,861)  $   (3,933)  $   18,408  $   (13,195)
 Net (loss) income allocated
    to limited partners (99%)          (481,279)    (389,354)   1,822,417   (1,306,260)
        Net (loss) income            $ (486,140)  $ (393,287)  $1,840,825  $(1,319,455)

 Net (loss) income per limited
    partnership unit                 $   (10.16)  $    (8.22)  $    38.46  $    (27.57)


[FN]
           See Accompanying Notes to Consolidated Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD. 6

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                      Limited
                                    Partnership    General    Limited
                                       Units      Partners    Partners       Total
 Original capital contributions       47,384     $   1,000   $47,384,000   $47,385,000
 Partners' (deficit) capital at
    December 31, 1994                 47,379     $(393,669)  $ 1,473,063   $ 1,079,394
 Net income for the nine months
    ended September 30, 1995              --        18,408     1,822,417     1,840,825
 Partners' (deficit) capital at
    September 30, 1995                47,379     $(375,261)  $ 3,295,480   $ 2,920,219

[FN]
           See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                               1995         1994
 Cash flows from operating activities:
    Net income (loss)                                      $1,840,825   $(1,319,455)
    Adjustments to reconcile net income (loss) to net
       cash (used in) provided by operating activities:
       Depreciation                                         1,043,745       818,441
       Amortization of discounts, loan costs, and
        leasing commissions                                   169,867       139,229
       Bad debt expense                                        39,453       303,721
       Loss on disposal of property                             9,453            --
       Equity in income from joint venture                 (2,894,652)     (117,018)
    Change in accounts:
       Restricted cash                                        (31,469)       (5,288)
       Accounts receivable                                    161,267      (483,501)
       Escrows for taxes                                     (460,042)       88,536
       Other assets                                          (210,994)     (130,394)
       Accounts payable                                      (432,196)      (45,195)
       Due to affiliates                                     (238,226)      332,532
       Tenant security deposit liabilities                     52,845        21,529
       Accrued taxes                                          534,341       (19,870)
       Other liabilities                                      183,489       633,060
            Net cash (used in) provided by
                operating activities                         (232,294)      216,327
 Cash flows from investing activities:
    Property improvements and replacements                   (626,282)     (197,617)
    Deposits to restricted escrows                            (32,604)      (34,601)
    Withdrawals from restricted escrows                       135,952       201,960
    Proceeds received from foreclosure of Mesa Dunes          876,108            --
            Net cash provided by (used in)
                investing activites                           353,174       (30,258)
 Cash flows from financing activities:
    Proceeds from long-term borrowing                         768,761       258,552
    Payments on notes payable                                (161,662)     (116,565)
    Loan costs                                                     --       (30,779)
            Net cash provided by financing activities         607,099       111,208
 Net increase in cash                                         727,979       297,277
 Cash at beginning of period                                  693,501       878,130
 Cash at end of period                                     $1,421,480    $1,175,407
 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $2,676,622    $1,405,544
    Interest on notes transferred to principal             $   43,839    $       --
    Fixed assets included in accounts payable              $   27,845    $       --


[FN]
           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                        NOTES TO CONSOLIDATED STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 1995 and 1994:

                                                      1995            1994

 Property management fees                          $308,005        $216,725
 Property lease commissions                          39,436          16,253
 Reimbursement for services of affiliates           226,926         364,041
 Marketing services                                     731           2,534


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


Note B - Transactions with Affiliated Parties (continued)

   In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,258 at September 30, 1995 and 1994, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $36,351 and $29,843 for the nine months ended September 30, 1995 and 1994, respectively.

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,134 at September 30, 1995 and 1994. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,454,457 and $3,500,000 at September 30, 1995, and September 30, 1994,
respectively. Total interest expense on this financing was $328,962 and $123,670 for the nine months ended September 30, 1995 and 1994, respectively.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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


Note B - Transactions with Affiliated Parties (continued)

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

Note C - Mesa Dunes, Wakonda and Town & Country Partners

   Prior to April 1, 1995, the Partnership had a 50% investment in Mesa Dunes. On December 6, 1994, Mesa Dunes gave notice to Angeles Income Properties, Ltd. V ("AIPL V"), a California Limited Partnership and the other 50% owner in Mesa Dunes, that the note receivable that Mesa Dunes held from AIPL V in the amount of $5,000,000, dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest, including but not limited to, failure to make interest payments. On April 1, 1995, Mesa Dunes foreclosed on its collateral and AIPL V lost its 50% interest in Mesa Dunes. This foreclosure effectively dissolved Mesa Dunes and the Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center properties became 100% owned by the Partnership.

   As of April 1, 1995, the assets, liabilities, revenues and expenses of the properties were consolidated into the Partnership and were no longer accounted for using the equity method of accounting. The operations of these properties prior to April 1, 1995, are accounted for using the equity method of accounting.

   The following pro forma statements for the three and nine months ended September 30, 1995, and 1994 assume the Partnership became the 100% owner as of January 1, 1994.

                                      Pro Forma Statement
                                         (Unaudited)

                                      Three Months Ended
                                      September 30, 1995


                            As Reported    Adjustment      Pro Forma

 Revenues                  $2,398,316      $      --       $2,398,316
 Net loss                  $ (486,140)     $      --       $ (486,140)


Note C - Mesa Dunes, Wakonda and Town & Country Partners (continued)


                                      Pro Forma Statement
                                         (Unaudited)

                                       Three Months Ended
                                       September 30, 1994

                            As Reported    Adjustment      Pro Forma

 Revenues                  $1,689,709        $356,277      $2,045,986
 Net loss                  $ (393,287)       $ (2,136)     $ (395,423)

                                       Nine Months Ended
                                       September 30, 1995


                            As Reported    Adjustment      Pro Forma

 Revenues                  $6,733,507       $728,486       $7,461,993
 Net income                $1,840,825       $ 71,451       $1,912,276

                                       Nine Months Ended
                                       September 30, 1994


                            As Reported    Adjustment      Pro Forma

 Revenues                 $ 4,850,467       $2,041,542    $ 6,892,009
 Net (loss) income        $(1,319,455)      $  119,065    $(1,200,390)


Note D - Contingencies

   In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995 to determine the level of contamination. The known costs to empty and dispose of the contents of the septic tank and to retest the property are not material, however, subsequent to September 30, 1995, the Partnership and the Tenant entered into a remediation agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site.

   The General Partner is currently attempting to sell this property and believes this would be in the best interest of the Partnership. Any proceeds from this sale would be used to pay off the AMIT debt (see Note B).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of four commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average

                                                      Occupancy

 Property                                           1995       1994

 Lazy Hollow Apartments
    Columbia, Maryland                               95%        92%
 Homestead Apartments
    East Lansing, Michigan                           94%        88%
 Whispering Pines Mobile Home Park
    Lantana, Florida                                 97%        99%
 Hawthorne Works Business Center
    Chicago, Illinois                                70%        56%
 LaSalle Warehouse
    Las Vegas, Nevada                               100%       100%
 Casa Granada Apartments
    Harlingen, Texas                                 92%        98%
 Mesa Dunes Mobile Home Park
    Mesa, Arizona                                    85%        88%
 Wakonda Shopping Center
    Des Moines, Iowa                                 95%        92%
 Town & Country Shopping Center
    Cedar Rapids, Iowa                               80%        98%

   The increase in average occupancy at Homestead Apartments for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, is due to a strengthening market along with improvements at the property which are attracting new tenants. The increase in average occupancy at Hawthorne Works Business Center for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is due primarily to the addition of a new tenant during the first quarter of 1995 occupying 214,090 square feet, or 16% of the leasable square footage of the property. The decrease in average occupancy at Casa Granada Apartments for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is primarily due to increased competition resulting from new apartment complexes in the area. The decrease in average occupancy at Mesa Dunes Mobile Home Park for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is due to the construction of new mobile home parks in the area, thereby increasing competition. In addition, the lots at Mesa Dunes are small and the property suffers from electrical limitations which make it harder to attract new homes to the park. Finally, the decrease in average occupancy at Town & Country Shopping Center for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is due to the loss of tenants during the first quarter of 1995 which occupied 26,766 square feet or approximately 20% of the leasable square footage of the property. However, during the three months ended September 30, 1995, the General Partner was successful in leasing 14,112 square feet of this space.


   The Partnership realized a net loss of $486,140 and net income of $1,840,825 for the three and nine months ended September 30, 1995, respectively, versus net losses of $393,287 and $1,319,455 for the three and nine months ended September 30, 1994, respectively. The increased loss for the three months ended September 30, 1995, versus the three months ended September 30, 1994, can be attributed to increased expenses resulting from the consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town and Country Shopping Center with the Partnership during 1995 (See Note C). The increase in net income for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, can be primarily attributed to the increased equity in income from the joint venture (See discussion below).

   The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town and Country Shopping Center with the Partnership during the second quarter of 1995 resulted in increases in rental and other income, along with increases in operating, property management fees, maintenance, depreciation, amortization, interest, and property tax expenses. General and administrative expenses increased slightly for the three months ended September 30, 1995, versus the three months ended September 30, 1994, due to the general and administrative expenses relating to Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town and Country Shopping Center. However, for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, general and administrative expenses decreased due to decreases in reimbursements for partnership accounting, asset management and investor services. Interest expense also increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to increasing default interest and late charges on the AMIT debt along with an increased principal balance resulting from the refinancing of the debt that is secured by the Hawthorne Works Business Center (See discussion below).

  The bad debt expense for the three and nine months ended September 30, 1995 and 1994, can be attributed to several tenants at Hawthorne Works Business Center and Whispering Pines Mobile Home Park suffering from deteriorating financial conditions resulting in delinquency in their payments; therefore, the Partnership reserved a portion of the receivable relating to these tenants. The decrease in bad debt expense for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994, is due to the collection of a portion of these receivables from tenants at Hawthorne Works Business Center that had previously been reserved. Tenant reimbursements increased for the three months ended September 30, 1995, versus the three months ended September 30, 1994, due to the consolidation of the Wakonda and Town and Country Shopping Centers to the Partnership during 1995. Tenant reimbursements decreased for the nine months ended September 30, 1995, versus the nine months ended September 30, 1994. Tenant reimbursements are billed annually with estimates recorded quarterly. Due to the change in management companies in 1993, the detailed information was not available to accurately estimate this receivable. The receivable was underestimated in 1993, and adjusted in 1994 causing the 1994 tenant reimbursements to be higher. This decrease was partially offset by the increase in tenant reimbursements resulting from the consolidation of the two additional commercial properties with the Partnership. Finally, Casa Granada Apartments replaced three roofs during 1995 that were not yet fully depreciated resulting in a loss on disposal of property of $9,453.

   In 1993, Mesa Dunes fully reserved its $5,000,000 note receivable from AIPL V along with the related accrued interest. Accordingly, the Partnership recorded its proportionate share of the loss totaling $2,825,000. Due to the foreclosure by Mesa Dunes of AIPL V's interest in the joint venture and the resulting consolidation of the Mesa Dunes properties by the Partnership, the Partnership recorded a recovery of the $2,825,000 previously reserved through its equity interest in the earnings of the joint venture during the second quarter of 1995. This recovery amount, in addition to the equity in income of the joint venture of $69,652 during the first quarter of 1995, resulted in a $2,894,652 equity in the income from the joint venture for the nine months ended September 30, 1995.

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

   At September 30, 1995, the Partnership had unrestricted cash of $1,421,480 versus unrestricted cash of $1,175,407 at September 30, 1994. Net cash flow from operating activities decreased during the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, due to increased tax and insurance escrow balances and a decrease in accounts payable and due to affiliates. Net cash flow from investing activities increased due to the proceeds received from the foreclosure of Mesa Dunes. Net cash flow from financing activities increased due to additional proceeds received from long-term borrowings related to the refinancing of Hawthorne Works Business Center.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions made during the nine months ended September 30, 1995 or 1994.

   During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. As a result of the refinancing, the stated interest rate on the first mortgage is based on the Corporate Base Rate plus 1.75%, with a maturity date of December 1995. The maturity date on the second mortgage is also December 1995. The first mortgage holder established and funded two escrows, thereby increasing the principal balance of the first mortgage by the amount funded. The first escrow, the purpose of which is to fund tax and insurance escrow deposits, amounts to $175,000. The second escrow was established to fund tenant improvements. At December 31, 1994, the balance of this fund had been expended, which amounted to $302,900. The first mortgage holder also added to principal $707,791 of previously accrued interest. Also, $1,779,481 of principal was transferred from the first mortgage note to the second mortgage note. On the second mortgage note, the note holder added to principal $33,252 of previously accrued interest. During the first nine months of 1995, the mortgage holder again funded the escrow for tenant improvements and added to the principal balance of the first mortgage $768,761. Accrued interest of $43,839 was also added to the second mortgage during the nine months ended September 30, 1995.

   On July 3, 1995, there was a fire at the Cable Plant of the Hawthorne Works Business Center. The fire resulted in structural damage to approximately 5,000 square feet of space. The cost to repair the damage cannot presently be determined, however, this casualty will be 100% covered by insurance.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

   Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to Mesa Dunes, Wakonda and Town and Country Partners ("Mesa Dunes") on September 30, 1991, in the amount of $5,000,000 secured by the Partnership's real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. At September 30, 1995, the balance of this loan was $3,454,457. The Partnership believed that this loan was made on a non-recourse basis. AMIT asserted that this loan is recourse by virtue of a certain amendment ("Note Modification") purportedly entered into as of November 1, 1992, but which the Partnership and Mesa Dunes have been informed and believe were actually executed in December of 1992. The Partnership and Mesa Dunes have been further informed and believe that the amendments may have been executed at the direction of Angeles by an individual in his purported capacity as an officer of the General Partner of the Partnership and Mesa Dunes at a time when such person was not in fact an officer of such entities. In the event AMIT prevails in its assertion that the loan is a recourse, rather than a non-recourse loan, the Partnership and Mesa Dunes may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendment. Accordingly, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has now agreed to cooperate with the Partnership in any action commenced by or against them by AMIT asserting that the $3,454,457 obligation owed to AMIT is recourse to the Partnership. Angeles has further agreed to waive the attorney-client privilege with respect to the Note Modification. Accordingly, the Partnership withdrew its Proof of Claim on August 9, 1995. The Partnership has had and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.

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

   Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed
by Angeles and its affiliates, including the Registrant.   Angeles caused the
Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. At least $12,206 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently, the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.


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

        b)  Reports on Form 8-K:

            None filed during the three months ended September 30, 1995.


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


                              Date: November 13, 1995