Form 10KSB
period 1995-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 1996-03-20
CIK 812564

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF

   1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

                         Commission file number 0-16210

                    ANGELES INCOME PROPERTIES, LTD. 6

     California                                         95-4106139
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                 29602
(Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to

                X
this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year. $9,153,798

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership interests is not available. Should a trading market develop for these Interests, it is the Registrant's belief that such trading would not exceed $25,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Description of Business

     Angeles Income Properties, Ltd. 6 (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's General Partner is Angeles Realty Corporation II, a California corporation.

     The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. The General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

     The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services to all of the Partnership's investment properties.

     The business in which the Partnership is engaged is highly competitive. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar projects in its immediate area, but with the hundreds of similar projects throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


Item 2.     Description of Properties:


The following table sets forth the Registrant's investments in properties:


                           Date of
 Property                  Purchase  Type of Ownership            Use
 Lazy Hollow Apartments    07/01/89  Fee ownership, subject       Residential Rental
                                     to a first mortgage          178 units

 Homestead Apartments      11/10/88  Fee ownership, subject to    Residential Rental
                                     first and second mortgages   170 units

 Whispering Pines          11/30/87  Fee ownership, subject to    Residential Rental
  Mobile Home Park                   first and second mortgages   304 pads

 Hawthorne Works           01/18/90  Fee ownership, subject to    Commercial
  Business Center                    first and second mortgages   1,313,457 sq.ft.

 LaSalle Warehouse         3/31/89   Fee ownership, subject to    Commercial
                                     a first mortgage             40,000 sq. ft.

 Casa Granada Apartments   04/30/89  Fee ownership, subject to    Residential Rental
                                     a first mortgage             108 units

 Mesa Dunes                04/01/95  Fee ownership, subject to    Residential Rental
  Mobile Home Park                   first and second mortgages   408 pads

 Wakonda Shopping Center   04/01/95  Fee ownership                Commercial
                                                                  142,300 sq. ft.

 Town & Country            04/01/95  Fee ownership                Commercial
  Shopping Center                                                 134,353 sq. ft.


The Partnership became the 100% owner of Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center effective April 1, 1995. These properties were previously owned by the Mesa Dunes, Wakonda, Town & Country Partners ("Mesa Dunes") (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further discussion).


Schedule of Properties:


                             Gross
                            Carrying     Accumulated                        Federal
 Property                    Value       Depreciation    Rate     Method   Tax Basis
 Lazy Hollow Apartments   $ 6,345,896     $1,892,202   5-40 yrs    (1)   $ 8,778,475
 Homestead Apartments       5,318,497      1,460,550   5-40 yrs    (1)     5,518,614
 Whispering Pines
    Mobile Home Park        5,026,253        810,813   5-40 yrs    (1)     4,259,819
 Hawthorne Works
    Business Center        15,812,836      4,012,836   5-40 yrs    (1)    27,091,358
 LaSalle Warehouse            751,416        171,809   5-40 yrs    (1)     1,247,368
 Casa Granada Apartments    2,498,424        455,477   5-40 yrs    (1)     2,193,517
 Mesa Dunes Mobile
    Home Park               8,931,190        837,499   5-40 yrs    (1)     7,315,970
 Wakonda Shopping Center    3,313,129        644,508   5-40 yrs    (1)     4,646,994
 Town & Country
    Shopping Center         4,071,684        544,893   5-40 yrs    (1)     3,397,508

                          $52,069,325    $10,830,587                     $64,449,623

(1) Straight-line


   See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                               Principal                                      Principal
                               Balance At     Stated                           Balance
                              December 31,   Interest   Period    Maturity      Due At
 Property                         1995         Rate    Amortized    Date       Maturity
 Lazy Hollow Apartments
    1st trust deed             $ 4,225,063      7.50%    30 yrs     7/2019   $     --
 Homestead Apartments
    1st trust deed               2,918,733      9.88%    30 yrs     1/1997     2,895,160
    2nd trust deed                  47,478     11.00%    30 yrs    10/1998        46,446
 Whispering Pines
    Mobile Home Park
    1st trust deed               5,031,102      7.83%  28.67 yrs   10/2003     4,423,358
    2nd trust deed                 159,120      7.83%      (1)     10/2003       159,120
 Hawthorne Works
    1st trust deed
       (in default) (7)         15,021,817        (2)      (1)     12/1995    15,021,817
    2nd trust deed
       (in default) (7)          2,667,274        (3)      (1)     12/1995     2,667,274
 Casa Granada Apartments
    1st trust deed               1,322,986    10.07%     30 yrs     9/1999     1,279,824
 LaSalle Warehouse
    1st trust deed
    (in default) (4)               911,134     11.50%      (1)     11/2003       911,134
 Mesa Dunes Mobile
    Home Park
    1st trust deed               6,482,693      7.83%  28.67 yrs   10/2003     5,699,354
    2nd trust deed                 205,020      7.83%      (1)     10/2003       205,020
 Angeles Income
    Properties, Ltd. 6
    1st trust deed (5)           3,447,646       9.0%   30 yrs     12/2003     3,125,355
    Working capital loan (6)       446,258   Prime+2%      (1)     11/1997       446,258
                                42,886,324
 Less unamortized
    discount                      (198,553)                                  $36,880,120

       Total                   $42,687,771

(1)   Interest only payments.
(2)   Corporate Base Rate plus 1.75%.
(3)   Based on a 90 day LIBOR rate plus 4%.
(4)   Debt in default due to failure to service the debt.
(5)   Payable to Angeles Mortgage Investment Trust.
(6)   Payable to Angeles Acceptance Pool, L.P.
(7)   Debt in default due to non-payment upon maturity.


Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                               Average Annual              Average
                                                 Rental Rates             Occupancy
 Property                                     1995            1994       1995   1994
 Lazy Hollow Apartments                    $8,564/unit     $8,460/unit   95%     93%
 Homestead Apartments (1)                   6,941/unit      6,943/unit   95%     90%
 Whispering Pines Mobile Home Park          3,540/unit      3,299/unit   97%     99%
 Hawthorne Works Business Center (2)         2.80/s.f.       2.58/s.f.   70%     57%
 LaSalle Warehouse                           3.42/s.f.       3.22/s.f.   100%   100%
 Casa Granada Apartments (3)                5,523/unit      5,335/unit   91%     97%
 Mesa Dunes Mobile Home Park                2,877/unit      2,807/unit   86%     88%
 Wakonda Shopping Center                     4.11/s.f.       4.05/s.f.   95%     93%
 Town & Country Shopping Center (4)          5.64/s.f.       4.80/s.f.   84%     98%

(1) Homestead Apartments has continued its efforts to prelease units thereby increasing its occupancy rate over 1994.

(2) Hawthorne Works Business Center experienced steady increases in occupancy during 1995 as a result of the General Partner's negotiation of new leases and lease renewals.

(3) Casa Granada experienced decreased occupancy in 1995 due to several factors. This property is located near the border of Texas and Mexico.
     The Peso devaluation as well as a lack of tourist traffic during the winter months have contributed to the decrease in occupancy. In addition, a competitor began leasing 24 new apartment units in the area during the fourth quarter of 1995.

(4) At December 31, 1995, Town and Country occupancy was at 98% with 700 square feet available for lease. This property is located in a mature, affluent residential neighborhood where retail space is very limited. The outlook continues to be favorable for this property.


 As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.


The following is a schedule of the lease expirations for the years 1996-2005:


                                    Number of                             % of Gross
 Hawthorne Works                  Expirations Square Feet  Annual Rent   Annual Rent
 1996                                  4           75,600     $153,727        5%
 1997                                  5          354,624      819,377       29%
 1998                                  5          209,399      664,541       23%
 1999                                  1          132,000      382,743       13%
 2000                                  3           62,844      175,181        6%

 LaSalle Warehouse
 1998 (1)                              1           20,000       59,400       46%

 Wakonda Shopping Center
 1996                                  7           28,830      177,615       28%
 1997                                  5           60,870      129,225       20%
 1998                                  3            3,742       23,955        4%
 1999                                  5           17,115      112,654       18%
 2000                                  0                0            0        0
 2001-2005                             2            9,710       66,159       10%

 Town & Country Shopping Center
 1996                                  9           18,260       90,053       14%
 1997                                  10          42,562      212,489       33%
 1998                                  10          27,565      155,659       24%
 1999                                  1            2,640       20,010        3%
 2000                                  5           39,989      182,181       28%
 2001-2005                             1            1,680       12,180        2%

(1) There is another tenant whose lease expired in 1995. The General Partner is in negotiations to renew this lease (20,000 sq. ft.) at December 31, 1995. Meanwhile, the tenant leases on a month-to-month basis.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                                            Square Footage     Annual Rent     Lease
 Property           Nature of Business          Leased        Per Square     Expiration
 LaSalle            Feed Manufacturer            20,000          $2.97        01/31/98
 Warehouse

 Hawthorne          Bottling Company            132,000           2.90        04/30/99
 Works              Transportation Company      115,765           4.22        11/30/98
 Business           Distribution/Storage        214,090           2.39        12/31/97
 Center

 Wakonda            Grocery                     47,382             .78        01/31/97
 Shopping
 Center

 Town and Country   Bowling Lanes               18,600            2.40        05/31/97
 Shopping Center    Variety Discount            26,766            3.36        09/30/00


Real estate taxes and rates in 1995 for each property were:

                                                 1995           1995
                                               Billing          Rate

 Lazy Hollow Apartments                      $132,984           4.27
 Homestead Apartments                         161,916           6.51
 Whispering Pines Mobile Home Park            122,844           3.21
 Hawthorne Works Business Center              644,876*          4.75
 LaSalle Warehouse                             10,136           2.61
 Casa Granada Apartments                       37,213           6.79
 Mesa Dunes Mobile Home Park                   29,673           1.12
 Wakonda Shopping Center                      136,792*          2.69
 Town & Country Shopping Center                91,145*          3.34


 *Estimate for 1995 billings.  Tax bills for 1995 not yet received.

Item 3.      Legal Proceedings

     Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") on September 30, 1991, in the amount of $5,000,000 secured by the Partnership's real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. At December 31, 1995, the balance of this loan was $3,447,646. The Partnership believed that this loan was made on a non-recourse basis. AMIT asserted that this loan is recourse by virtue of a certain amendment ("Note Modification") purportedly entered into as of November 1, 1992, but which the Partnership and Mesa Dunes have been informed and believe were actually executed in December of 1992. The Partnership and Mesa Dunes have been further informed and believe that the amendment may have been executed at the direction of Angeles Corporation ("Angeles") by an individual in his purported capacity as an officer of the General Partner of the Partnership and Mesa Dunes at a time when such person was not in fact an officer of such entities. In the event AMIT prevails in its assertion that the loan is a recourse, rather than a non-recourse loan, the Partnership and Mesa Dunes may have a claim against Angeles for any damages caused by Angeles' conduct in purporting to enter into the amendment. Accordingly, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles bankruptcy proceeding with respect to such purported amendment. Additionally, the Partnership and Mesa Dunes filed a Proof of Claim in the Angeles Funding Corporation and Angeles Real Estate Corporation bankruptcy proceedings on similar grounds. Both Angeles Funding Corporation and Angeles Real Estate Corporation are affiliates of Angeles. Angeles has now agreed to cooperate with the Partnership in any action commenced by or against them by AMIT asserting that the $3,447,646 obligation owed to AMIT is recourse to the Partnership. Angeles has further agreed to waive the attorney-client privilege with respect to the Note Modification. Accordingly, the Partnership withdrew its Proof of Claim on August 9, 1995. The Partnership has had and continues to have discussions with AMIT regarding resolution of this issue. No agreement has been reached with AMIT at this time.

     MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

     Also, Angeles, either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships
managed by Angeles and its affiliates, including the Registrant.   Angeles
caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. At least $12,206 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently, the General Partner of the Partnership determined that the cost involved to pursue such claim would likely exceed any amount received if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

     The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4. Submission of Matters to a Vote of Security Holders

     The unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

     The Partnership, a publicly-held limited partnership, sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and currently has 47,377 Limited Partnership Units outstanding and 4,461 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During the year, the number of Limited Partnership Units decreased by 2 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

     The Partnership has discontinued making cash distributions from operations until the financial condition of the Partnership and other relevant factors warrant resumption of distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

     The Partnership realized a net loss of $720,663 for the year ended December 31, 1995, versus a net loss of $2,791,485 for the year ended December 31, 1994. The decrease in net loss for the year ended December 31, 1995, as compared to the year ended December 31, 1994, can be primarily attributed to increased revenue and increased equity in income from the joint venture.

     The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town & Country Shopping Center, with the Partnership during the second quarter of 1995, resulted in increases in rental and other income, along with increases in operating, property management fees, maintenance, depreciation, amortization, interest, property tax expense and tenant reimbursements. The operating expenses of the Partnership for the year ended December 31, 1995, also increased due to increases in water and sewer charges at Hawthorne Works Business Center and Whispering Pines Mobile Home Park. Whispering Pines Mobile Home Park also had increased credit collection, legal fees and professional expenses relating to collection of rental revenues. General and administrative expenses decreased due to a decrease in cost reimbursements for partnership administration services from 1994 to 1995. Interest expense also increased due to an increased principal balance resulting from interest added to principal on the debt that is secured by Hawthorne Works Business Center (Note C).

     Bad debt expense for the year ended December 31, 1995 and 1994 can be attributed to several tenants at Hawthorne Works Business Center and Whispering Pines Mobile Home Park suffering from deteriorating financial conditions resulting in delinquency in their payments; therefore, the Partnership reserved a portion of the receivable relating to these tenants. The decrease in bad debt expense for the year ended December 31, 1995, versus the year ended December 31, 1994, is due to the collection of a portion of these receivables from tenants at Hawthorne Works Business Center that had previously been reserved.

     Casa Granada Apartments replaced three roofs during 1995 that were not yet fully depreciated resulting in a loss on disposal of property of $9,453.

     In 1993, Mesa Dunes fully reserved its $5,000,000 note receivable from Angeles Income Properties, Ltd. V ("AIPL V"), the previous 50% owner of Mesa Dunes, along with the related accrued interest. Accordingly, the Partnership recorded its proportionate share of the loss totalling $2,825,000 due to the uncertainty of the Partnership's rights to the collateral under the note. Due to the foreclosure by Mesa Dunes of AIPL V's interest in the joint venture and the resulting consolidation of the Mesa Dunes properties by the Partnership, the Partnership recorded a recovery of the $2,825,000 previously reserved through its equity interest in the earnings of the joint venture during the second quarter of 1995. This recovery amount, in addition to the equity in income of the joint venture of $69,652 during the first quarter of 1995, resulted in a $2,894,652 equity in the income from the joint venture for the year ended December 31, 1995. The Partnership recognized $292,896 equity in income from the joint venture for the year ended December 31, 1994.

     During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. As a result of this adoption, the assets of Hawthorne Works Business Center were written down by $2,213,212. During the fourth quarter of 1994, the General Partner believed that the estimated fair value of Lazy Hollow Apartments, based upon 1994 net operating income and other factors using an appropriate capitalization rate, indicated an other than temporary decline in the fair value of the property. This decline in net operating income was due to maintenance expenditures necessary at the property. These maintenance items had been deferred in the past, but were necessary to maintain the occupancy levels and rental rates. The maintenance needs of this property will be ongoing. Therefore, the Partnership recorded a write-down of $926,000 against the property as of December 31, 1994.

     In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995, to determine the level of contamination. The known costs to empty and dispose of the contents of the septic tank and to retest the property are not material, however, during 1995, the Partnership and the Tenant entered into a remediation agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site. The General Partner is currently attempting to sell this property and believes this would be in the best interest of the Partnership. Any proceeds from this sale would be used to pay off the AMIT debt, which is currently in default due to failure to service the debt (see Notes B and E).

     The General Partner continues to monitor the rental market environment at each of its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

Liquidity and Capital Resources

     The Partnership had unrestricted cash of $1,447,073 versus unrestricted cash of $693,501 as of December 31, 1995 and 1994, respectively. Net cash flow from operating activities increased primarily due to improved operations in 1995. Net cash used in investing activities decreased due to an increase in property improvements and replacements, offset by the proceeds received from the foreclosure of Mesa Dunes. Net cash provided by financing activities decreased slightly due to increased principal payments on notes payable during 1995.

     During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. The refinancing included $302,900 to establish tax and insurance and tenant improvement escrows. In addition, accrued interest of $741,043 was added to the principal balances of the new mortgage notes. During 1995 the mortgage holder again funded the escrow for tenant improvements and leasing commissions and as a result, added $753,755 to the principal balance of the first mortgage. Accrued interest of $110,393 was also added to the second mortgage during 1995. The refinanced notes matured December 31, 1995 and are in default as of that date due to non-payment at maturity. Total debt and accrued interest in default is $17,974,019.

     Subsequent to December 31, 1995, the General Partner entered into a contract to sell the Cable Plant at the Hawthorne Works Business Center for $7,500,000. This sale is expected to be consummated in 1996. In addition, the CM Complex at the Hawthorne Works Business Center is for sale. The General Partner is hopeful that the holder of the mortgages secured by Hawthorne Works Business Center will allow for sufficient time for the property to be sold, thereby avoiding foreclosure. However, there are no assurances that the property will not be lost via foreclosure.

     On December 6, 1994, Mesa Dunes gave notice to AIPL V, the previous 50% owner of Mesa Dunes, that the note in the amount of $5,000,000 dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest including, but not limited to, failure to make interest payments. In February 1995, Mesa Dunes gave notice that it intended to foreclose on the $5,000,000 note payable, which is secured by AIPL V's interest in Mesa Dunes. Consequently, the Partnership became the 100% owner of the Mesa Dunes properties.

     The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At December 31, 1995, the mortgage debt secured by the Hawthorne Works Business Center, in the amount of $17,689,091 plus accrued interest of $284,928, was in default due to non-payment upon maturity. The General Partner does not have an extension of the maturity date nor does the General Partner intend to negotiate an extension or refinance this indebtedness. In addition, the mortgage secured by LaSalle Warehouse, in the amount of $911,134, is in default due to failure to service the debt. The remaining debt of the Partnership, in the amount of $24,087,546 has maturity dates ranging from January 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

Item 7. Financial Statements


ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS

      Report of Independent Auditors

      Balance Sheet - December 31, 1995

      Statements of Operations - Years ended December 31,
      1995 and 1994

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

      Statements of Cash Flows - Years ended December 31,
      1995 and 1994

      Notes to Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Income Properties, Ltd. 6 as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes A and I, during the fourth quarter of 1995 the Partnership changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of.


                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 1996

                        ANGELES INCOME PROPERTIES, LTD. 6

                                  BALANCE SHEET

                                December 31, 1995


 Assets
   Cash and cash equivalents:
      Unrestricted                                                 $ 1,447,073
      Restricted--tenant security deposits                             210,029
      Accounts receivable, (net of allowance
         of $779,621)                                                  438,834
      Escrow for taxes                                                 516,873
      Restricted escrows                                               411,695
      Other assets                                                   1,224,843
      Investment properties (Notes B, F and I):
         Land                                       $  7,616,187
         Buildings and related personal property      44,453,138
                                                      52,069,325
         Less accumulated depreciation               (10,830,587)   41,238,738
                                                                   $45,488,085
 Liabilities and Partners' Capital (Deficit)

 Liabilities
      Accounts payable                                              $  254,724
      Tenant security deposits                                         251,818
      Accrued taxes                                                    888,567
      Other liabilities                                              1,046,474
      Notes payable, including $18,600,225 in
         default (Notes B, E and F)                                 42,687,771

 Partners' Capital (Deficit)
      General partner                               $   (400,876)
      Limited partners (47,377 units issued
         and outstanding)                                759,607       358,731
                                                                   $45,488,085
                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                            STATEMENTS OF OPERATIONS


                                                       Years Ended December 31,
                                                          1995           1994
 Revenues:
    Rental income                                    $ 8,800,982    $ 6,051,670
    Other income                                         352,816        141,943
         Total revenues                                9,153,798      6,193,613
 Expenses:
   Operating                                           2,564,491      1,814,756
   General and administrative                            427,733        572,072
   Property management fees (Note E)                     420,231        286,902
   Maintenance                                           906,772        810,248
   Depreciation                                        1,438,804      1,099,510
   Amortization                                          134,324         49,470
   Interest                                            3,968,663      2,883,907
   Property taxes                                      1,350,546      1,014,023
   Bad debt expense                                       89,006        313,062
   Tenant reimbursements                                (754,122)      (491,956)
         Total expenses                               10,546,448      8,351,994

   Loss before loss on disposal of
      property, equity in income of
      joint venture and write-down
      of investment property                          (1,392,650)    (2,158,381)

   Loss on disposal of property                           (9,453)            --
   Equity in income of
      joint venture (Note G)                           2,894,652        292,896
   Write-down of investment property (Note I)         (2,213,212)      (926,000)
      Net loss                                       $  (720,663)   $(2,791,485)
 Net loss allocated
   to general partner (1%)                           $    (7,207)   $   (27,915)
 Net loss allocated
   to limited partners (99%)                            (713,456)    (2,763,570)
      Net loss                                       $  (720,663)   $(2,791,485)
 Net loss per limited
   partnership unit                                  $    (15.06)   $    (58.33)

                 See Accompanying Notes to Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partner     Partners       Total
 Original capital contributions      47,384     $   1,000   $47,384,000   $47,385,000

 Partners' (deficit) capital at
   December 31, 1993                 47,384     $(365,754)  $ 4,236,633   $ 3,870,879

 Abandonment of Limited
   Partnership Units (Note J)            (5)           --            --            --

 Net loss for the year ended
   December 31, 1994                     --       (27,915)   (2,763,570)   (2,791,485)

 Partners' (deficit) capital
   at December 31, 1994              47,379      (393,669)    1,473,063     1,079,394

 Abandonment of Limited
   Partnership Units (Note J)            (2)           --            --            --

 Net loss for the year ended
   December 31, 1995                     --        (7,207)     (713,456)     (720,663)

 Partners' (deficit) capital
   at December 31, 1995              47,377     $(400,876)  $   759,607    $  358,731

                 See Accompanying Notes to Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                            STATEMENTS OF CASH FLOWS


                                                            Years ended December 31,
                                                               1995         1994
 Cash flows from operating activities:
    Net loss                                               $ (720,663)  $(2,791,485)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation                                         1,438,804     1,099,510
       Amortization of discounts, loan costs, and
        leasing commissions                                   248,714       198,673
       Bad debt expense                                        89,006       313,062
       Loss on disposal of property                             9,453            --
       Write-down of investment property                    2,213,212       926,000
       Equity in income from joint venture                 (2,894,652)     (292,896)
    Change in accounts:
       Restricted cash                                        (33,789)      (99,982)
       Accounts receivable                                   (228,719)     (418,097)
       Escrows for taxes                                       (3,950)       73,168
       Other assets                                            (9,360)     (100,926)
       Accounts payable                                        (8,523)       56,594
       Tenant security deposit liabilities                     53,087       (19,823)
       Accrued taxes                                           79,162       (11,645)
       Other liabilities                                      149,763       626,969
            Net cash provided by (used in)
                operating activities                          381,545      (440,878)
 Cash flows from investing activities:
    Property improvements and replacements                 (1,073,664)     (675,901)
    Deposits to restricted escrows                           (110,109)     (420,450)
    Withdrawals from restricted escrows                       173,497       499,197
    Distributions from joint venture                               --       300,250
    Proceeds received from foreclosure of Mesa Dunes          876,108            --
            Net cash used in investing activities            (134,168)     (296,904)
 Cash flows from financing activities:
    Proceeds from long-term borrowing                         753,755       736,451
    Payments on notes payable                                (247,560)     (152,519)
    Loan costs                                                     --       (30,779)
            Net cash provided by financing activities         506,195       553,153
 Net increase (decrease) in cash                              753,572      (184,629)
 Cash at beginning of period                                  693,501       878,130
 Cash at end of period                                     $1,447,073    $  693,501
 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $3,483,448    $1,825,551
    Interest on notes transferred to principal             $  110,393    $  741,043
    Fixed assets included in accounts payable              $       --    $  331,358

                 See Accompanying Notes to Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6

                          Notes to Financial Statements

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the Partnership ) is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates five residential and four commercial properties located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations and Distributions to Partners: In accordance with the Agreement of Limited Partnership, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership; provided, that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.

The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners.

Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows:
(i) First, to the General Partner, on account of the current and accrued Management Fee payable, deferred as contemplated therein (ii) Second, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their unrecovered Capital Contributions (iii) Third, to the Partners until the Limited Partners have received distributions equal to their 6% (not compounded) Cumulative Distribution; (iv) Fourth, to the General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or investments sold (Initial Incentive Interest); (v) Fifth, to the Partners until the Limited Partners have received distributions equal to their 8% (not compounded) Cumulative Distribution, with certain limited partners receiving additional priority distributions ranging from 1.5% to 4.5% per annum (not compounded); and (vi) Sixth, thereafter, 86% to the Partners in proportion to their interests and 14% (Final Incentive Interest) to the General Partner.


Note A -Organization and Significant Accounting Policies (continued)

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property, over 18 years for additions after March 15, 1984, and before May 9, 1985 and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Loan Costs: Loan costs of $860,596 are included in "Other assets" and are being amortized on a straight-line basis over the lives of the respective loans. Current accumulated amortization is $274,940.

Advertising Costs: Advertising costs, $131,258 in 1995 and $91,495 in 1994, are charged to expense as they are incurred and are included in operating expenses.

Lease Commissions: Lease commissions of $504,238 are included in "Other assets" and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is $247,551.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Commercial building lease terms are from twelve months to ten years.

Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.


Note A -Organization and Significant Accounting Policies (continued)

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable rate mortgages approximate fair value due to frequent re-pricing (Note
B).

Note B - Notes Payable

The principle terms of notes payable are as follows:


                            Monthly                            Principal   Principal
                            Payment      Stated                 Balance    Balance At
                           Including    Interest   Maturity     Due At    December 31,
 Property                  Interest       Rate       Date      Maturity       1995
 Lazy Hollow Apartments
    1st trust deed          $ 31,916      7.50%     7/2019   $    --       $ 4,225,063
 Homestead Apartments
    1st trust deed            26,075      9.88%     1/1997     2,895,160     2,918,733
    2nd trust deed               463     11.00%    10/1998        46,446        47,478
 Whispering Pines
  Mobile Home Park
    1st trust deed            37,600      7.83%    10/2003     4,423,358     5,031,102
    2nd trust deed             1,038      7.83%    10/2003       159,120       159,120
 Hawthorne Works
  Business Center
    1st trust deed
      (in default)              (1)        (2)     12/1995    15,021,817    15,021,817
    2nd trust deed
      (in default)              (4)        (3)     12/1995     2,667,274     2,667,274
 Casa Granada Apartments
    1st trust deed            11,917     10.07%     9/1999     1,279,824     1,322,986
 LaSalle Warehouse
    1st trust deed,
      in default (5)           8,731     11.50%    11/2003       911,134       911,134
 Mesa Dunes Mobile
  Home Park
    1st trust deed            48,446      7.83%    10/2003     5,699,354     6,482,693
    2nd trust deed             1,338      7.83%    10/2003       205,020       205,020


 Note B - Notes Payable (continued)

                            Monthly                           Principal     Principal
                            Payment      Stated                Balance      Balance At
                            Including   Interest   Maturity     Due At     December 31,
 Property                   Interest      Rate       Date     Maturity         1995
 Angeles Income
    Properties, Ltd. 6
    1st trust deed (6)        28,162      9.0%     12/2003     3,125,355     3,447,646
 Angeles Income
    Properties, Ltd. 6
    Working capital
      loan (7)                  (1)     Prime+2%   11/1997       446,258       446,258

                            $195,686                         $36,880,120    42,886,324
 Less unamortized                                                             (198,553)
    discounts                                                              $42,687,771

(1)  Interest only payments.
(2)  Corporate Base Rate plus 1.75%.
(3)  Based on the 90 day LIBOR rate plus 4%.
(4)  Based on net cash flow.
(5)  Debt in default due to failure to service the debt.
(6)  Payable to Angeles Mortgage Investment Trust (Note E).
(7)  Payable to Angeles Acceptance Pool, L.P. (Note E).
(8) The estimated fair value of the Partnership's aggregate mortgages that are not in default is approximately $25,300,000 compared to the carrying value of $24,800,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the working capital loan held by an affiliate (See Note E) as there is no market in which the Partnership could obtain similar financing. In addition, due to the default status of the debt secured by Hawthorne Works Business Center, the fair value amount of the Partnership debt, is exclusive of this debt. The General Partner believes that a refinancing of this indebtedness is not probable due to the poor operations and maintenance needs of the property.


The mortgages secured by Hawthorne Works Business Center, in the amount of $17,689,091, are in default due to non-payment upon maturity. The mortgage secured by LaSalle Warehouse of $911,134 went into default due to non-payment of interest in 1995. The General Partner stopped making payments when certain contamination was discovered at this site (see Note K). The Partnership anticipates resuming payments upon the resolution of this matter. The LaSalle Warehouse debt is included in the estimated fair value above.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

Note B - Notes Payable (continued)

Scheduled principal payments of notes payable subsequent to December 31, 1995, are as follows:
                   1996                         $18,870,042
                   1997                           3,603,456
                   1998                             332,249
                   1999                           1,584,201
                   2000                             319,454
                Thereafter                       18,176,922

                                                $42,886,324

Note C - Hawthorne Works Business Center

During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. The refinancing included $302,900 to establish tax and insurance and tenant improvement escrows. In addition, accrued interest of $741,043 was added to the principal balances of the new mortgage notes. During 1995 the mortgage holder again funded the escrow for tenant improvements and leasing commissions and as a result, added $753,755 to the principal balance of the first mortgage. Accrued interest of $110,393 was also added to the second mortgage during 1995. The refinanced notes matured December 31, 1995 and are in default as of that date due to non-payment at maturity. Total debt and accrued interest in default is $17,974,019.

Subsequent to December 31, 1995, the General Partner entered into a contract to sell the Cable Plant at the Hawthorne Works Business Center for $7,500,000.
This sale is expected to be consummated in 1996. In addition, the CM Complex at the Hawthorne Works Business Center is for sale. The General Partner is hopeful that the holder of the mortgages secured by Hawthorne Works Business Center will allow for sufficient time for the property to be sold, thereby avoiding foreclosure. However, there are no assurances that the property will not be lost via foreclosure.

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable income result primarily from (1) the write-downs of investment properties and (2) depreciation over different methods and lives and on differing cost bases of investment properties. The following is a reconciliation of reported net loss and Federal taxable loss:


                                            1995          1994

 Net loss as reported                   $  (720,663)  $(2,791,485)
 Add (deduct):
  Depreciation differences                 (233,158)     (269,378)
  Unearned income                            72,361        32,347
  Bad debt expense                           57,625        32,612
  Investment in joint venture                81,781       122,260
  Write-down of investment property        (681,439)      926,000
  Other                                     (25,514)      (47,623)

 Federal taxable loss                   $(1,449,007)  $(1,995,267)

 Federal taxable loss per limited
 partnership unit                       $    (30.28)  $    (41.69)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


 Net assets as reported                  $   358,731
 Land and buildings                       22,415,175
 Accumulated depreciation                    795,710
 Syndication and distribution costs        6,802,271
 Other                                       519,914

 Net assets - Federal tax basis          $30,891,801


Note E   Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Note E   Transactions with Affiliated Parties (continued)

The following payments were made to the General Partner and affiliates in 1995 and 1994:


                                                       1995          1994

 Property management fees                            $420,231      $286,902
 Property lease commissions                            63,454        45,689
 Reimbursement for services of affiliates             305,925       435,774


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,258 plus accrued interest of $126,564 at December 31, 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $48,345 and $41,279 for the years ended December 31, 1995 and 1994, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,134 plus accrued interest of $155,219 at December 31, 1995. This debt is in default at December 31, 1995 due to non-payment. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,447,646 at December 31, 1995. Total interest expense on this financing was $354,317 and $313,488 for the years ended December 31, 1995 and 1994, respectively.


Note E   Transactions with Affiliated Parties (continued)

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note F - Investment Properties and Accumulated Depreciation


                                           Initial Cost
                                           To Partnership
                                                                            Cost
                                                           Buildings    Capitalized
                                                          and Related    (Removed)
                                                           Personal    Subsequent to
 Description                 Encumbrances       Land       Property      Acquisition
 Lazy Hollow Apartments       $ 4,225,063   $  997,947   $ 8,988,053   $ (3,640,104)
 Homestead Apartments           2,966,211      557,184     5,987,816     (1,226,503)
 Whispering Pines Mobile
   Home Park                    5,190,222    1,195,762     3,627,238        203,253
 Hawthorne Works
   Business Center             17,689,091    1,549,709    27,046,291    (12,783,164)
 LaSalle Warehouse                911,134      122,537     1,173,462       (544,583)
 Casa Granada Apartments        1,322,986      234,630     1,930,370        333,424
 Mesa Dunes Mobile
   Home Park                    6,687,713    2,204,653     6,723,548          2,989
 Wakonda Shopping Center            --         873,172     2,469,336        (29,379)
 Town & Country
   Shopping Center                  --          38,013     3,993,873         39,798
 Angeles Income Properties,
   Ltd. 6                       3,893,904           --            --             --

                               42,886,324   $7,773,607  $61,939,987    $(17,644,269)
 Less unamortized discounts      (198,553)
                              $42,687,771


Note F - Investment Properties and Accumulated Depreciation (continued)


                                           Gross Amount At Which Carried
                                                 At December 31, 1995
                                       Buildings
                                      And Related
                                       Personal                        Accumulated       Date        Depreciable
 Description                Land       Property           Total       Depreciation     Acquired      Life-Years
 Lazy Hollow            $  840,527    $  5,505,369     $ 6,345,896       $1,892,202    07/01/89         10-40

 Homestead                 557,184       4,761,313       5,318,497        1,460,550    11/10/88         10-40

 Whispering Pines        1,195,762       3,830,491       5,026,253          810,813    11/30/87         10-40

 Hawthorne Works         1,549,709      14,263,127      15,812,836        4,012,836    01/18/90         10-40

 LaSalle Warehouse         122,537         628,879         751,416          171,809    03/31/89         10-40

 Casa Granada              234,630       2,263,794       2,498,424          455,477    4/30/89          10-40

 Mesa Dunes              2,204,653       6,726,537       8,931,190          837,499    04/01/95         10-40

 Wakonda                   873,172       2,439,957       3,313,129          644,508    04/01/95         10-40

 Town & Country             38,013       4,033,671       4,071,684          544,893    04/01/95         10-40

 Totals                 $7,616,187     $44,453,138     $52,069,325      $10,830,587


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Note F - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of  Investment Properties and Accumulated Depreciation:"

                                                   Years Ended December 31,
                                                      1995           1994
 Investment Properties

 Balance at beginning of year                     $37,252,916    $37,171,657
 Consolidation of Joint Venture                    16,302,241             --
 Property improvements                                742,306      1,007,259
 Disposal of property                                 (14,926)            --
 Property write-down                               (2,213,212)      (926,000)

 Balance at end of Year                           $52,069,325    $37,252,916

 Accumulated Depreciation

 Balance at beginning of year                     $ 7,712,702    $ 6,613,192
 Consolidation of Joint Venture                     1,684,554             --
 Additions charged to expense                       1,438,804      1,099,510
 Disposal of property                                  (5,473)            --

 Balance at end of Year                           $10,830,587    $ 7,712,702

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1995 and 1994 is $74,484,500 and $56,858,853, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $10,034,877 and $7,060,470, respectively.


Note G - Investment in Joint Venture

Prior to April 1, 1995, the Partnership had a 50% investment in Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes"). On December 6, 1994, Mesa Dunes gave notice to Angeles Income Properties, Ltd. V ("AIPL V"), a California Limited Partnership and the other previous 50% owner of Mesa Dunes, that the note receivable that Mesa Dunes held from AIPL V in the amount of $5,000,000, dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest, including but not limited to, failure to make interest payments. On April 1, 1995, Mesa Dunes foreclosed on its collateral and AIPL V lost its 50% interest in Mesa Dunes. This foreclosure effectively dissolved Mesa Dunes and the Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center properties became 100% owned by the Partnership.

Note G - Investment in Joint Venture (continued)

The Partnership recognized $2,894,652 as its equity in the income of Mesa Dunes in 1995, of which $2,825,000 represented its proportionate share of the note receivable and accrued interest due from AIPL V that had been reserved in prior years due to the uncertainty of the Partnership's rights to the collateral under the note.

As of April 1, 1995, the assets, liabilities, revenues and expenses of the properties were consolidated into the Partnership and were no longer accounted for using the equity method of accounting.

The rollforward of the investment in Mesa Dunes through March 31, 1995 is as follows:

 Investment in joint venture at December 31, 1994     $ 3,017,116
 Equity in earnings of joint venture through
    March 31, 1995                                      2,894,652
 Investment in joint venture at March 31, 1995         $5,911,768

 Summary of assets and liabilities consolidated on April 1, 1995

    Cash                                              $   876,108
    Investment properties, net                         14,617,687
    Other assets                                          907,835
         Total assets                                  16,401,630
    Accounts payable and accruals                         401,070
    Notes payable                                      10,088,792
         Total liabilities                             10,489,862
               Net assets                             $ 5,911,768

The recording of the above assets and liabilities, other than cash, and the related elimination of the investment in joint venture was a non-cash transaction and is excluded from the statement of cash flows.

The following pro forma statements for the twelve months ended December 31, 1995 and 1994 assume the Partnership became the 100% owner as of January 1, 1994.


                                       Pro Forma Statement
                                   Year Ended December 31, 1995

                          As Reported          Adjustment          Pro Forma

      Revenues             $9,153,798          $  728,486         $9,882,284
      Net loss               (720,663)             71,451           (649,212)

                                   Year Ended December 31, 1994

                          As Reported          Adjustment          Pro Forma

      Revenues             $6,193,613          $2,641,832         $8,835,445
      Net loss             (2,791,485)            295,625         (2,495,860)

Note H - Operating Leases

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1995, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to ten years.

                  1996                        $3,303,813
                  1997                         2,888,333
                  1998                         1,735,053
                  1999                           673,449
                  2000                           337,782
               Thereafter                        297,690

                                              $9,236,120

Note I - Write-down of Investment Property

During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. As a result of this adoption, the assets of Hawthorne Works Business Center were written down by $2,213,212.

During the fourth quarter of 1994, the General Partner believed that the estimated fair value of Lazy Hollow Apartments, based upon 1994 net operating income and other factors using an appropriate capitalization rate, indicated an other than temporary decline in the fair value of the property. This decline in net operating income was due to maintenance expenditures necessary at the property. These maintenance items had been deferred in the past, but were necessary to maintain the occupancy levels and rental rates. The maintenance needs of this property will be ongoing. Therefore, the Partnership recorded a write-down of $926,000 against the property as of December 31, 1994.

Note J - Abandonment of Limited Partnership Units

In 1995 and 1994, the number of Limited Partnership Units decreased by 2 and 5 units, respectively, due to Limited Partners abandoning their units. In abandoning his or her Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

Note K - Contingency

In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995, to determine the level of contamination. The known costs to empty and dispose of the contents of the septic tank and to retest the property are not material, however, during 1995, the Partnership and the Tenant entered into a remediation agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site. The General Partner is currently attempting to sell this property; any proceeds would be used to pay off the AMIT debt (see Notes B and E).


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

    There were no disagreements with Ernst & Young LLP regarding the 1994 or 1995 audits of the Partnership's financial statements.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       The name of the directors and executive officers of Angeles Realty Corporation ("ARC II"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age                  Position

Carroll D. Vinson                   55                   President

Robert D. Long, Jr.                 28                   Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia"). During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Young LLP, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been General Counsel and Secretary of Insignia since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

    No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7", which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

    As of January 1, 1996, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

    The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.  Certain Relationships and Related Transactions

    No transactions have occurred between the Partnership and any officer or director of ARC II.

    During the years ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnerships' Financial Statements included under "Item 7", which is hereby incorporated by reference.


                                     PART IV


Item 13.   Exhibits and Reports on Form 8-K


         (a)   Exhibits:  See Exhibit Index contained herein.


         (b) No reports on Form 8-K were filed during the fourth quarter of 1995.



                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANGELES INCOME PROPERTIES, LTD. 6
                                     (A California Limited Partnership)
                                     (Registrant)


                                   By:    Angeles Realty Corporation II







                                   By:    /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President


                                   Date:  March 20, 1996



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson             President and Director        March 20, 1996
Carroll D. Vinson






/s/Robert D. Long, Jr.           Controller                    March 20, 1996
Robert D. Long, Jr.              (Principal Accounting
                                 Officer)



                                  EXHIBIT INDEX


   Exhibit No.


      3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1987 which is incorporated herein by reference.

     10.1 Agreement of Purchase and Sale of Real Property with Exhibits - Whispering Pines Mobile Home Park filed in Form 8-K dated November 30, 1987 which is incorporated herein by reference.

     10.2 Agreement of Purchase and Sale of Real Property with Exhibits - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

     10.3 Beneficiary's Statement of Assumption - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

     10.4 General Partnership Agreement of Sunny Acres Partners - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

     10.5 Agreement of Purchase and Sale of Property with Exhibits - Wakonda Shopping Center and Town and Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

     10.6 First Amendment to Agreement of Purchase and Sale of Property - Wakonda Shopping Center and Town and Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

     10.7 Agreement of Purchase and Sale of Real Property with Exhibits - Homestead Apartments filed in Form 8-K dated November 10, 1988 which is incorporated herein by reference.

     10.8 Promissory Note Homestead Apartments filed in Form 10-K dated March 29, 1991 which is incorporated herein by reference.

     10.9 Agreement of Purchase and Sale of Real Property and exhibits - Lazy Hollow Apartments filed in Form 8-K dated December 30, 1989, which is incorporated herein by reference.


                                  EXHIBIT INDEX
Exhibit No.

    10.10 Agreement of Purchase and Sale of Real Property and exhibits - Hawthorne Works Business Center filed in Form 8-K dated January 19, 1990, which is incorporated herein by reference.

    10.11 Promissory Note - Whispering Pines Filed in Form 10-K dated March 27, 1992, which is incorporated herein by reference.

    10.12 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

     16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.