Form 10QSB
period 1996-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 1996-05-10
CIK 812564

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


                  For the quarterly period ended March 31, 1996


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


ITEM 1.  FINANCIAL STATEMENTS


a)                      ANGELES INCOME PROPERTIES. LTD. 6

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                    $  1,669
      Restricted--tenant security deposits                                 214
   Accounts receivable, net of allowance
      of $727                                                              696
   Escrow for taxes                                                        659
   Restricted escrows                                                      386
   Other assets                                                          1,134
   Investment properties:
      Land                                              $  7,616
      Buildings and related personal property             44,535
                                                          52,151
      Less accumulated depreciation                      (11,207)       40,944
                                                                      $ 45,702
 Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                $    140
      Tenant security deposits                                             257
      Accrued taxes                                                      1,111
      Other liabilities                                                  1,335
      Notes payable, including $17,645 in default                       42,584

   Partners' (Deficit) Capital
      General partner                                   $   (402)
      Limited partners (47,377 units issued
         and outstanding)                                    677           275
                                                                      $ 45,702

           See Accompanying Notes to Consolidated Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                      Three Months Ended
                                                          March 31,
                                                      1996          1995
 Revenues:
   Rental income                                    $  2,718      $  1,860
   Other income                                          151            38
      Total revenues                                   2,869         1,898

 Expenses:
   Operating                                             848           664
   General and administrative                             77           103
   Maintenance                                           224           139
   Depreciation                                          377           268
   Interest                                            1,020           819
   Property taxes                                        386           269
   Bad debt expense (recovery)                            21          (100)
      Total expenses                                   2,953         2,162

   Loss before equity in
      income from joint venture                          (84)         (264)

  Equity in income from
      joint venture                                       --            70

      Net loss                                      $    (84)     $   (194)

 Net loss allocated
  to general partner (1%)                           $     (1)     $     (2)
 Net loss allocated
  to limited partners (99%)                              (83)         (192)

      Net loss                                      $    (84)     $   (194)

 Net loss per limited
  partnership unit                                  $  (1.75)     $  (4.05)

           See Accompanying Notes to Consolidated Financial Statements

c)                      ANGELES INCOME PROPERTIES, LTD. 6

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partner      Partners       Total
 Original capital contributions       47,384       $     1       $47,384       $47,385

 Partners' (deficit) capital at
    December 31, 1995                 47,377       $  (401)      $   760       $   359

 Net loss for the three months
    ended March 31, 1996                  --            (1)          (83)          (84)

 Partners' (deficit) capital at
    March 31, 1996                    47,377       $  (402)      $   677       $   275

           See Accompanying Notes to Consolidated Financial Statements

d)                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                              1996           1995
 Cash flows from operating activities:
    Net loss                                                $   (84)       $  (194)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation                                             377            268
       Amortization of discounts, loan costs, and
        leasing commissions                                      58             48
       Bad debt expense (recovery)                               21           (100)
       Equity in income from joint venture                       --            (70)
    Change in accounts:
       Restricted cash                                           (4)            (2)
       Accounts receivable                                     (278)            59
       Escrows for taxes                                       (142)          (220)
       Other assets                                              39             19
       Accounts payable                                        (115)          (361)
       Tenant security deposit liabilities                        5             52
       Accrued taxes                                            222             68
       Other liabilities                                        288             (9)

            Net cash provided by (used in)
                operating activities                            387           (442)

 Cash flows from investing activities:
    Property improvements and replacements                      (82)          (260)
    Deposits to restricted escrows                              (11)           (10)
    Withdrawals from restricted escrows                          37             61

            Net cash used in
                investing activities                            (56)          (209)

 Cash flows from financing activities:
    Payments on notes payable                                  (109)           (37)
    Additions to notes payable                                   --            518

            Net cash (used in) provided by financing
                activities                                     (109)           481

 Net increase (decrease) in cash                                222           (170)

 Cash at beginning of period                                  1,447            694

 Cash at end of period                                      $ 1,669        $   524

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   798        $   920
    Interest on notes transferred to principal              $    --        $    44

    Fixed assets included in accounts payable               $    --        $   116

           See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                        NOTES TO CONSOLIDATED STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Angeles Income Properties Ltd. 6's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid to the General Partner and affiliates during the three months ended March 31, 1996 and 1995:

                                                    1996           1995
                                                      (in thousands)

 Property management fees                            $121           $ 85
 Reimbursement for services of affiliates              58             74
 Property lease commissions                             1             13

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

Note B - Transactions with Affiliated Parties (continued)

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 at March 31, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $12,000 for the three months ended March 31, 1996 and 1995.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,000 at March 31, 1996 and 1995. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,441,000 at March 31, 1996. Total interest expense on this financing was $108,000 and $107,000 for the three months ended March 31, 1996 and 1995, respectively.

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

Note B - Transactions with Affiliated Parties (continued)

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

Note D - Contingencies

In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995 to determine the level of contamination. The consultant's report was submitted to the Nevada Division of Environmental Protection (NDEP). During 1995, the Partnership and the Tenant entered into a remediation agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site. On March 25, 1996, the NDEP issued a letter to the Partnership that stated that no further action is necessary at this site concerning the contaminant. The General Partner is currently negotiating a sale of this property and any proceeds would be used to pay off the AMIT debt, however, the outcome of such negotiations can not presently be determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                         Average
                                                        Occupancy
 Property                                           1996        1995

 Lazy Hollow Apartments
    Columbia, Maryland                               93%         93%

 Homestead Apartments
    East Lansing, Michigan                           98%         92%

 Whispering Pines Mobile Home Park
    Lantana, Florida                                 97%         97%

 Hawthorne Works Business Center
    Chicago, Illinois                                74%         63%

 LaSalle Warehouse
    Las Vegas, Nevada                               100%        100%

 Casa Granada Apartments
    Harlingen, Texas                                 92%         93%

 Mesa Dunes Mobile Home Park
    Mesa, Arizona                                    94%         96%

 Wakonda Shopping Center
    Des Moines, Iowa                                 89%         95%

 Town & Country Shopping Center
    Cedar Rapids, Iowa                               98%         78%

The increase in average occupancy at Homestead Apartments for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, is due to a strengthening market, increased advertising and property improvements which are attracting new tenants. The increase in average occupancy at Hawthorne Works Business Center for the three months ended March 31, 1996, versus the three months ended March 31, 1995, is the result of steady increases during 1995 due to successful negotiations of new leases. The General Partner anticipates that this property will be lost through sale or foreclosure in 1996,
however, the outcome is not known at this time.   The decrease in average
occupancy at Wakonda Shopping Center is due to a softening market and the fact that some businesses are moving toward the regional mall. However, the General Partner is actively marketing this property for lease and is encouraged by the recent negotiations. The outcome of such negotiations can not be determined at this time. Average occupancy at Town & Country Shopping Center has increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995. The Cedar Rapids, Iowa, area has a strong economy with steady growth and expansion and Town & Country Shopping Center is located in a very active commercial corridor.


The Partnership realized a net loss of $84,000 for the three months ended March 31, 1996, versus a net loss of $194,000 for the three months ended March 31, 1995. The decreased net loss can be attributed to increased revenues.

As mentioned previously, effective April 1, 1995, Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center were consolidated into the Partnership and are no longer accounted for using the equity method of accounting. The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town & Country Shopping Center with the Partnership in 1995 resulted in increases in rental and other income along with increases in operating,
maintenance, depreciation, interest and property tax expense.   Although the
consolidation of the Mesa Dunes properties accounted for the majority of the increases in revenues and expenses, there were other fluctuations, as discussed below. General and administrative expenses have decreased due to a decrease in reimbursements for partnership accounting, investor relations and asset management services. In addition, administrative expenses have increased at Whispering Pines Mobile Home Park due to eviction procedures for five tenants in the first three months of 1996. As a result, legal fees and collection costs have risen in an effort to collect past due amounts. Maintenance expenses increased due to increased snow removal costs. In addition, Casa Granada Apartments increased interior painting due to increased apartment turnover and the refurbishing of three laundry rooms. Interest expense also increased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to increasing default interest and late charges on the AMIT debt along with an increased principal balance resulting from the refinancing of the debt that is secured by the Hawthorne Works Business Center (see discussion below). Bad debt expense for the three months ended March 31, 1996, can be attributed to the General Partner's evaluation of certain past due amounts from tenants of Hawthorne Works Business Center, Whispering Pines Mobile Home Park and Wakonda Shopping Center. These past due amounts were deemed uncollectible and therefore were reserved. For the three months ended March 31, 1995, the Partnership received a portion of past due amounts that had been previously reserved resulting in bad debt recovery.

The General Partner continues to monitor the rental market environment at each of its investment properties to assess the feasibility of increasing rents to maintain or increase the occupancy level and to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $1,669,000 versus unrestricted cash of $524,000 at March 31, 1995. Net cash from operating activities increased during the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, due to the decreased net loss and increases in accrued taxes and other liabilities. Net cash from investing activities increased due to a decrease in property improvements and replacements. Net cash from financing activities decreased due to no additions to notes payable in 1996 (see discussion below).

During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. The refinancing included $303,000 to establish tax and insurance and tenant improvement escrows. In addition, accrued interest of $741,000 was added to the principal balances of the new mortgage notes. During 1995, the mortgage holder again funded the escrow for tenant improvements and leasing commissions and as a result, added $754,000 to the principal balance of the first mortgage. Accrued interest of $110,000 was also added to the second mortgage during 1995. The refinanced notes matured December 31, 1995, and are in default as of that date due to non-payment at maturity. Total debt and accrued interest in default is $18,117,000.

Currently, the General Partner is negotiating a refinance of the mortgages secured by Homestead Apartments, which total $2,960,000 at March 31, 1996. The General Partner is negotiating a reduced interest rate and an extended maturity date, however, the outcome of such negotiations can not presently be determined.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At March 31, 1996, the mortgage debt secured by the Hawthorne Works Business Center, in the amount of $17,645,000, was in default due to non-payment upon maturity. The General Partner does not have an extension of the maturity date nor does the General Partner intend to negotiate an extension or refinance this indebtedness. As mentioned previously, the General Partner anticipates that the Hawthorne Works Business Center will be lost through sale or foreclosure in 1996, however, the future of this property remains uncertain. The remaining debt of the Partnership, in the amount of $24,939,000 has maturity dates ranging from January 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1996 or 1995.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings


Angeles Corporation ("Angeles"), either directly or through an affiliate, maintained a central disbursement account (the "account") for the properties and partnerships managed by Angeles and its affiliates, including the Registrant. Angeles caused the Partnership to make deposits to the account ostensibly to fund the payment of certain obligations of the Partnership. Angeles further caused checks on such account to be written to or on behalf of certain other partnerships. At least $12,206 deposited by or on behalf of the Partnership was used for purposes other than satisfying the liabilities of the Partnership. Accordingly, the Partnership filed a Proof of Claim in the Angeles bankruptcy proceedings for such amount. However, subsequently, the General Partner of the Partnership has determined that the cost involved to pursue such claim would likely exceed any amount received, if in fact such claim were to be resolved in favor of the Partnership. Therefore, the Partnership withdrew this claim on August 9, 1995.

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

        b)  Reports on Form 8-K:

            None filed during the three months ended March 31, 1996.


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



                              ANGELES INCOME PROPERTIES, LTD. 6

                              By:   Angeles Realty Corporation II
                                    General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President



                              By:   /s/Robert D. Long
                                    Robert D. Long
                                    Vice President/CAO


                              Date: May 10, 1996