Form 10QSB
period 1996-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 1996-08-07
CIK 812564

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996


 Assets
   Cash and cash equivalents:
      Unrestricted                                                     $ 1,934
      Restricted--tenant security deposits                                 216
   Accounts receivable, net of an allowance of $912                        285
   Escrow for taxes                                                        762
   Restricted escrows                                                      359
   Other assets                                                          1,084
   Investment properties:
      Land                                              $  7,616
      Buildings and related personal property             44,697
                                                          52,313
      Less accumulated depreciation                      (11,590)       40,723
                                                                      $ 45,363


   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                $    162
      Tenant security deposits                                             247
      Accrued taxes                                                      1,236
      Other liabilities                                                  1,398
      Notes payable, including $18,556 in default                       42,522

   Partners'(Deficit) Capital
      General partner                                   $   (407)
      Limited partners (47,377 units issued
         outstanding)                                        205          (202)

                                                                      $ 45,363
           See Accompanying Notes to Consolidated Financial Statements

b)                      ANGELES INCOME PROPERTIES, LTD. 6

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                         1996         1995         1996         1995
 Revenues:
    Rental income                      $ 2,297      $ 2,482      $ 5,015      $ 4,341
    Other income                           110          113          261          151
      Total revenues                     2,407        2,595        5,276        4,492

 Expenses:
    Operating                              793          797        1,641        1,461
    General and administrative             100           84          177          187
    Maintenance                            236          250          460          389
    Depreciation                           382          385          759          652
    Interest                             1,013        1,053        2,033        1,872
    Property taxes                         294          333          680          602
    Bad debt expense (recovery), net       210          (12)         231         (112)
      Total expenses                     3,028        2,890        5,981        5,051

    Loss before loss on
     disposal of property, casualty
     gain and equity in income
     from joint venture                   (621)        (295)        (705)        (559)

    Loss on disposal of
       property                             --           (9)          --           (9)
    Casualty gain                          144           --          144           --
    Equity in income from
      joint venture                         --        2,825           --        2,895

          Net (loss) income            $  (477)     $ 2,521      $  (561)     $ 2,327

 Net (loss) income allocated
    to general partner (1%)            $    (5)     $    25      $    (6)     $    23
 Net (loss) income allocated
    to limited partners (99%)             (472)       2,496         (555)       2,304

          Net (loss) income            $  (477)     $ 2,521      $  (561)     $ 2,327

 Net (loss) income per limited
    partnership unit                   $ (9.96)     $ 52.68      $(11.71)     $ 48.63

           See Accompanying Notes to Consolidated Financial Statements


c)                      ANGELES INCOME PROPERTIES, LTD. 6

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General       Limited
                                       Units       Partner      Partners       Total
 Original capital contributions      47,384        $     1      $ 47,384      $ 47,385

 Partners' (deficit) capital at
    December 31, 1995                47,377        $  (401)     $    760      $    359

 Net loss for the six months
    ended June 30, 1996                  --             (6)         (555)         (561)

 Partners' (deficit) capital at
    June 30, 1996                    47,377        $  (407)     $    205       $  (202)

           See Accompanying Notes to Consolidated Financial Statements


d)                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996          1995
 Cash flows from operating activities:
    Net (loss) income                                      $  (561)     $ 2,327
    Adjustments to reconcile net (loss) income to
       net cash provided by (used in) operating
        activities:
       Depreciation                                            759          652
       Amortization of discounts, loan costs                   114          108
        and leasing commissions
       Loss on disposal of property                             --            9
       Bad debt expense (recovery), net                        231         (112)
       Casualty gain                                          (144)          --
       Equity in income from joint venture                      --       (2,895)
    Change in accounts:
       Restricted cash                                          (6)         (31)
       Accounts receivable                                     (77)         179
       Escrows for taxes                                      (245)        (494)
       Other assets                                             36          (72)
       Accounts payable                                        (92)        (408)
       Tenant security deposit liabilities                      (5)          62
       Accrued taxes                                           347          365
       Other liabilities                                       352          161

            Net cash provided by (used in)
                operating activities                           709         (149)

 Cash flows from investing activities:
    Property improvements and replacements                    (244)        (526)
    Deposits to restricted escrows                             (22)         (22)
    Withdrawals from restricted escrows                         75          104
    Insurance proceeds                                         144           --
    Proceeds received from foreclosure                          --          876

            Net cash (used in) provided by
                 investing activities                          (47)         432

 Cash flows from financing activities:
    Proceeds from long-term borrowing                           --          704
    Payments on notes payable                                 (175)         (92)

            Net cash (used in) provided by
                 financing activities                         (175)         612

 Net increase in cash                                          487          895

 Cash at beginning of period                                 1,447          694

 Cash at end of period                                     $ 1,934      $ 1,589

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $ 1,601      $ 1,743

    Interest on notes transferred to principal             $    --      $    86

           See Accompanying Notes to Consolidated Financial Statements


e)                     ANGELES INCOME PROPERTIES, LTD. 6.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. 6's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during each of the six months ended June 30, 1996 and 1995:

                                                  1996         1995
                                                    (in thousands)

 Property management fees                         $ 228       $  198

 Reimbursement for services of affiliates           125          176

 Property lease commissions                           1           --


Note B - Transactions with Affiliated Parties (continued)

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles")is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 at June 30, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds,
ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $23,000 and $24,000 for the six months ended June 30, 1996 and 1995, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,000 at June 30, 1996 and 1995. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,441,000 and $3,467,000 at June 30, 1996 and June 30, 1995, respectively. Total interest expense on this financing was $216,000 and $237,000 for the six months ended June 30, 1996 and 1995, respectively.

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

Note B - Transactions with Affiliated Parties (continued)

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

Note C - Mesa Dunes, Wakonda and Town & Country Joint Venture

Prior to April 1, 1995, the Partnership had a 50% investment in Mesa Dunes. On December 6, 1994, Mesa Dunes gave notice to Angeles Income Properties, Ltd. V ("AIPL V"), a California Limited Partnership and the other 50% owner in Mesa Dunes, that the note receivable that Mesa Dunes held from AIPL V in the amount of $5,000,000, dated September 20, 1991, and originally due on September 30, 1996, was in default because of failure to perform under the terms and conditions of said note and security interest, including but not limited to, failure to make interest payments. On April 1, 1995, Mesa Dunes foreclosed on its collateral and AIPL V lost its 50% interest in Mesa Dunes. This foreclosure dissolved the Mesa Dunes Joint Venture and Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center properties became 100% owned by the Partnership.

As of April 1, 1995, the assets, liabilities, revenues and expenses of the properties were consolidated into the Partnership and were no longer accounted for using the equity method of accounting.


Note D - Contingencies

In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which chemical presence appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995 to determine the level of contamination. The consultant's report was submitted to the Nevada Division of Environmental Protection (NDEP). During 1995, the Partnership and the Tenant entered into a remediation agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site. On March 25, 1996, the NDEP issued a letter to the Partnership that stated that no further action is necessary at this site concerning the contaminant.


Note E - Subsequent Event

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price is $9,150,000, which is substantially less than the $17,645,000 in debt that is secured by this
property.  This indebtedness is non-recourse to the Partnership.   All proceeds
from the sale will be used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion will result in an extraordinary gain on debt forgiveness to the Partnership. The General Partner anticipates that the sale will close in the third quarter of 1996, however, no assurances can be given that this will occur.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of four commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:

                                                         Average
                                                        Occupancy
 Property                                           1996        1995

 Lazy Hollow Apartments
    Columbia, Maryland                               93%         94%

 Homestead Apartments
    East Lansing, Michigan                           95%         93%

 Whispering Pines Mobile Home Park
    Lantana, Florida                                 97%         98%

 Hawthorne Works Business Center
    Chicago, Illinois                                73%         70%

 LaSalle Warehouse
    Las Vegas, Nevada                               100%        100%

 Casa Granada Apartments
    Harlingen, Texas                                 93%         92%

 Mesa Dunes Mobile Home Park
    Mesa, Arizona                                    89%         85%

 Wakonda Shopping Center
    Des Moines, Iowa                                 89%         95%

 Town & Country Shopping Center
    Cedar Rapids, Iowa                               98%         79%

Low occupancy has continued to be a concern at the Hawthorne Works Business Center. Subsequent to June 30, 1996, the General Partner executed a sales contract for the sale of this property for $9,150,000 (see "Note E" for further discussion).

Although the average occupancy at Mesa Dunes Mobile Home Park has increased 4% over the same period in 1995, the property continues to experience low occupancy. The tenant base is primarily retirement age and as the base declines, the park's electrical supply cannot accommodate the needs of the more popular double-wide mobile homes. Therefore, potential tenants are selecting other mobile home parks which will accommodate the needs of double-wide homes.

Wakonda Shopping Center is located in a stable, mature residential area. Occupancy has declined since June 30, 1995, but has remained steady in 1996.
The property has had difficulty attracting retail tenants due in part to a local enclosed mall and lack of restaurants in the area. The property has executed lease renewals and no new vacancies are anticipated through year-end.

For the three months and six months ended June 30, 1996, the Partnership realized net losses of $477,000 and $561,000, respectively, versus net income of $2,521,000 and $2,327,000 for the three and six months ended June 30, 1995. The decrease in net income can be attributed to the equity in income from Mesa Dunes during 1995 (see discussion below and at "Note C").

As mentioned previously, effective April 1, 1995, Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center were consolidated into the Partnership and are no longer accounted for using the equity method of accounting. The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town & Country Shopping Center with the Partnership in 1995 resulted in increases in rental and other income along with increases in operating, maintenance, depreciation, interest and property tax expense for the six months
ended June 30, 1996, versus the six months ended June 30, 1995.   Although the
consolidation of the Mesa Dunes properties accounted for the majority of the increases in revenues and expenses, there were other fluctuations, as discussed below. Operating expenses have increased due to collections expenses, professional expenses, and advertising expenses. Whispering Pines Mobile Home Park has hired a part-time collections employee to collect past due rents, which continues to be a problem at this property. The property also hired a courtesy patrol for increased security. Professional expenses, such as legal and engineering consulting, have increased due to the Hawthorne Works Business Center fire suppression system deficiencies, eviction proceeds for a major tenant at Hawthorne Works Business Center and evictions at Whispering Pines Mobile Home Park. Advertising expenses have increased at Mesa Dunes Mobile Home Park in an effort to increase occupancy. Maintenance expense increased during the six months ended June 30, 1996, versus the six months ended June 30, 1995, due to contract repairs at Whispering Pines Mobile Home Park from water main breaks and grounds improvements. Also, Lazy Hollow Apartments had increased snow removal costs at the property due to harsh winter weather. Bad debt expense increased due to certain tenant receivables which were deemed uncollectible at Hawthorne Works Business Center, Wakonda Shopping Center and Whispering Pines Mobile Home Park.

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space.
The General Partner has not and does not intend to repair the damaged area and the entire amount of insurance proceeds received, or $144,000, were sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

As mentioned previously, until April 1, 1995, the Partnership accounted for its 50% interest in Mesa Dunes using the equity method of accounting. For the six months ended June 30, 1995, the Partnership's share of Mesa Dunes earnings amounted to $2,895,000. Of this amount, $2,825,000 represented the Partnership's pro-rata share of bad debt recovery that Mesa Dunes recorded as a result of its foreclosure of the note receivable that Mesa Dunes held from AIPL V.

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

At June 30, 1996, the Partnership had unrestricted cash of $1,934,000 versus unrestricted cash of $1,589,000 at June 30, 1995. Net cash from operating activities increased during the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, due to the decreased net loss and increased accounts payable and other liabilities. Net cash from investing activities decreased due to the proceeds received from the foreclosure of Mesa Dunes during 1995. No such proceeds were received in 1996. Net cash from financing activities decreased due to no proceeds from long-term borrowing in 1996 as in 1995.

During the fourth quarter of 1994, the Partnership refinanced the first and second mortgage notes which encumber the Hawthorne Works Business Center. The refinancing included $303,000 to establish tax and insurance and tenant improvement escrows. In addition, accrued interest of $741,000 was added to the principal balances of the new mortgage notes. During 1995, the mortgage holder again funded the escrow for tenant improvements and leasing commissions and as a result, added $704,000 to the principal balance of the first mortgage. Accrued interest of $110,000 was also added to the second mortgage during 1995. The refinanced notes matured December 31, 1995, and are in default as of that date due to non-payment at maturity. Total non-recourse debt and accrued interest in default is $18,263,000 at June 30, 1996. A sales contract was executed for the sale of Hawthorne Works Business Center subsequent to June 30, 1996. The sales price of $9,150,000 will be used to pay down the debt and related accrued interest in default, after the payment of closing costs (see "Note E" for further discussion).

The first mortgage debt secured by LaSalle Warehouse, in the amount of $911,000, is in default at June 30, 1996, due to delinquent interest payments. The General Partner is currently negotiating with the lender, AMIT, regarding this delinquency and is hopeful that this default will be cured in the third quarter of 1996. However, there can be no assurances that such negotiations will be successful.

Currently, the General Partner is negotiating a refinance of the mortgages secured by Homestead Apartments, which total $2,953,000 at June 30, 1996. The General Partner is negotiating a reduced interest rate and an extended maturity date, however, the outcome of such negotiations can not presently be determined.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The debt of the Partnership, excluding the debt in default, in the amount of $23,966,000 has maturity dates ranging from January 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the six month periods ended June 30, 1996 or 1995.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

        b)  Reports on Form 8-K:

            None filed during the quarter ended June 30, 1996.








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


                                    Date: August 7, 1996