Form 10QSB
period 1996-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 1996-11-12
CIK 812564

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


              For the quarterly period ended September 30, 1996


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

ITEM 1.  FINANCIAL STATEMENTS

a)                     ANGELES INCOME PROPERTIES LTD. 6

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                               $ 1,793
     Restricted--tenant security deposits                            83
   Accounts receivable, net of allowance
     of $175                                                        229
   Escrow for taxes                                                 744
   Restricted escrows                                               202
   Other assets                                                     907
   Investment properties:
     Land                                          $  6,066
     Buildings and related personal property         30,494
                                                     36,560
     Less accumulated depreciation                  ( 7,577)     28,983
                                                                $32,941

   Liabilities and Partners' (Deficit) Capital

   Liabilities
     Accounts payable                                           $   168
     Due to affiliates                                               31
     Tenant security deposits                                       123
     Accrued taxes                                                  400
     Other liabilities                                              800
     Notes payable                                               24,812

   Partners' (Deficit) Capital
     General partner                               $   (339)
     Limited partners (47,377 units issued
          and outstanding)                            6,946       6,607
                                                                $32,941

         See Accompanying Notes to Consolidated Financial Statements

b)                         ANGELES INCOME PROPERTIES, LTD. 6

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                             Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                             1996         1995         1996         1995
Revenues:
   Rental income                           $ 2,237      $ 2,501      $ 7,252       $6,842
   Other income                                 84           88          345          239
      Total revenues                         2,321        2,589        7,597        7,081

Expenses:
   Operating                                   733          722        2,374        2,183
   General and administrative                  134          113          311          300
   Maintenance                                 223          237          683          626
   Depreciation                                344          392        1,103        1,044
   Interest                                  1,031        1,047        3,064        2,919
   Property taxes                              423          412        1,103        1,014
   Bad debt expense                             23          151          254           39
      Total expenses                         2,911        3,074        8,892        8,125

Loss on disposal of property                (3,068)          --       (3,068)          (9)

Casualty gain                                   --           --          144           --

Equity in income from
      joint venture                             --           --           --        2,894
(Loss) income before extraordinary item     (3,658)        (485)      (4,219)       1,841
Extraordinary gain on
       extinguishment of debt               10,467           --       10,467           --

       Net income (loss)                   $ 6,809      $  (485)     $ 6,248       $1,841

Net income (loss) allocated
   to general partner (1%)                 $    68      $    (5)     $    62       $   18
Net income (loss) allocated
   to limited partners (99%)                 6,741         (480)       6,186        1,823

      Net income (loss)                    $ 6,809      $  (485)     $ 6,248       $1,841

Per limited partnership unit:
   Loss before extraordinary item          $(76.44)     $(10.13)     $(88.15)      $38.48
   Extraordinary gain on
         extinguishment of debt             218.72           --       218.72           --
      Net income (loss)                    $142.28      $(10.13)     $130.57       $38.48

          See Accompanying Notes to Consolidated Financial Statements

c)                          ANGELES INCOME PROPERTIES LTD. 6

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                       Units     Partners     Partners       Total
Original capital contributions       47,384      $    1       $47,384      $47,385

Partners' (deficit) capital at
  December 31, 1995                  47,377      $ (401)      $   760      $   359

Net income for the nine months
  ended September 30, 1996                           62         6,186        6,248

Partners' (deficit) capital at
  September 30, 1996                 47,377      $ (339)      $ 6,946      $ 6,607

           See Accompanying Notes to Consolidated Financial Statements

  d)                       ANGELES INCOME PROPERTIES LTD. 6

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     1996         1995
Cash flows from operating activities:
  Net income                                                       $ 6,248      $ 1,841
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation                                                     1,103        1,044
    Amortization of discounts, loan costs, and
      leasing commissions                                              114          170
    Bad debt expense                                                   264           39
    Extraordinary gain on extinguishment of debt                   (10,467)          --
    Loss on disposal of property                                     3,068            9
    Casualty gain                                                     (144)          --
    Equity in income from joint venture                                 --       (2,894)
    Change in accounts:
      Restricted cash                                                  127          (31)
      Accounts receivable                                             (155)         161
      Escrows for taxes                                               (141)        (460)
      Other assets                                                     (49)        (212)
      Accounts payable                                                 (87)        (432)
      Due to affiliates                                                 31         (238)
      Tenant security deposit liabilities                             (129)          53
      Accrued taxes                                                   (449)         534
      Other liabilities                                                470          183

        Net cash used in operating activities                         (196)        (233)

Cash flows from investing activities:
  Property improvements and replacements                              (366)        (626)
  Deposits to restricted escrows                                       (39)         (33)
  Withdrawals from restricted escrows                                   74          136
  Insurance proceeds                                                   144           --
  Proceeds received from foreclosure                                    --          876

        Net cash (used in) provided by investing activities           (187)         353

Cash flows from financing activities:
  Proceeds from long-term borrowing                                    505          769
  Payments on notes payable                                           (240)        (162)
  Proceeds from sale                                                 8,864           --
  Repayment of long term notes                                      (8,400)          --

        Net cash provided by financing activities                      729          607

Net increase in cash                                                   346          727

Cash and cash equivalents at beginning of period                     1,447          694

Cash and cash equivalents at end of period                         $ 1,793      $ 1,421

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 2,488      $ 2,677
Supplemental disclosure of non-cash investing
  and financing activities:
  Mortgage debt canceled upon sale of investment property          $10,467      $    --
  Interest on notes transferred to notes payable                   $    --      $    44

          See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES INCOME PROPERTIES LTD. 6.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Income Properties, Ltd. 6's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner and affiliates during each of the nine months ended September 30, 1996 and 1995:

                                                               1996       1995
                                                               (in thousands)

Property management fees (included in operating expenses)     $ 333       $308
Reimbursement for services of affiliates (included in           209        228
  general and administrative and operating expenses)
Property lease commissions                                       26         39


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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles")is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was approximately $446,000 at September 30, 1996 and 1995, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $34,000 and $36,000 for the nine months ended September 30, 1996 and 1995, respectively.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust,
formerly affiliated with Angeles, has   provided first trust financing secured
by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,000 at September 30, 1996 and 1995. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was approximately $3,441,000 and $3,454,000 at September 30, 1996 and September 30, 1995, respectively. Total interest expense on both loans was $337,000 and $329,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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

NOTE D - CONTINGENCIES

In December 1994, certain chemicals were discovered in the septic system of LaSalle Warehouse which chemical presence appears to have been caused by one of the present tenants (the "Tenant"). An environmental consulting firm was engaged in January 1995 to determine the level of contamination. The consultant's report was submitted to the Nevada Division of Environmental Protection (NDEP). During 1995, the Partnership and the Tenant entered into a redemption agreement whereby the Tenant has agreed to be solely responsible for any costs associated with the clean-up of this site. On March 25, 1996, the NDEP issued a letter to the Partnership that stated that no further action is necessary at this site concerning the contaminant.

NOTE E - SALE OF HAWTHORNE BUSINESS WORKS

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price was $9,150,000, which was substantially less than the $17,645,000 in debt that was secured by this
property. This indebtedness was non-recourse to the Partnership.   Net sales
proceeds were used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion resulted in a $10,467,000 extraordinary gain on debt extinguishment to the Partnership, as well as a $3,068,000 loss on disposition of the property.


NOTE F -  CASUALTY GAIN

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space. The General Partner did not repair the damaged area and the entire amount of insurance proceeds received, or $144,000, were sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1996 and 1995:

                                                         Average
                                                        Occupancy
                                                     1996       1995
Property

Lazy Hollow Apartments
  Columbia, Maryland                                  94%        95%

Homestead Apartments
  East Lansing, Michigan                              94%        94%

Whispering Pines Mobile Home Park
  Lantana, Florida                                    96%        97%

LaSalle Warehouse
  Las Vegas, Nevada                                  100%       100%

Casa Granada Apartments
  Harlingen, Texas                                    94%        92%

Mesa Dunes Mobile Home Park
  Mesa, Arizona (1)                                   87%        85%

Wakonda Shopping Center
  Des Moines, Iowa (2)                                90%        95%

Town & Country Shopping Center
  Cedar Rapids, Iowa (3)                              95%        77%


(1) Although the average occupancy at Mesa Dunes Mobile Home Park has increased over the same period in 1995, the property continues to experience low occupancy. The tenant base is primarily retirement age and as the base declines, the park's electrical supply cannot accommodate the needs of the more popular double-wide mobile homes. Therefore, potential tenants are selecting other mobile home parks which will accommodate the needs of double-wide homes.

(2) Wakonda Shopping Center is located in a stable, mature residential area. Occupancy declined during the last six months of 1995, but has remained steady in 1996. The property has had difficulty attracting retail tenants due in part to a local enclosed mall and lack of restaurants in the area. The property has executed lease renewals and no new vacancies are anticipated through year-end.

(3) The increase in average occupancy at Town & Country Shopping Center is attributed to the execution of an anchor tenant lease in September 1995.

For the three months and nine months ended September 30, 1996, the Partnership realized net income of approximately $6,809,000 and $6,248,000, respectively, versus a net loss of $485,000 and net income of $1,841,000 for the three and nine months ended September 30, 1995. The increase in net income can be attributed to the sale of Hawthorne Business Works.

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price was $9,150,000, which was substantially less than the $17,645,000 in debt that was secured by this
property. This indebtedness was non-recourse to the Partnership.   Net sales
proceeds were used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion resulted in a $10,467,000 extraordinary gain on debt extinguishment to the Partnership, as well as a $3,068,000 loss on disposition of the property.

As mentioned previously, effective April 1, 1995, Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center were consolidated into the Partnership and are no longer accounted for using the equity method of accounting. The consolidation of Mesa Dunes Mobile Home Park, Wakonda Shopping Center, and Town & Country Shopping Center with the Partnership in 1995 resulted in increases in rental and other income along with increases in operating, maintenance, depreciation, interest, property taxes and bad debt expense for the nine months ended September 30, 1996, versus the nine months ended September 30,
1995.   Although the consolidation of the Mesa Dunes properties accounted for the majority of the increases in revenues and expenses, there were other fluctuations, as discussed below. Operating expenses have increased due to an increase collections expense, professional expense, and advertising expense. Whispering Pines Mobile Home Park has hired a part-time collections employee to collect past due rents, which continues to be a problem at this property. The property also hired a courtesy patrol for increased security. Professional expenses, such as legal and engineering consulting, have increased due to the Hawthorne Works Business Center fire suppression system deficiencies, eviction proceeds for a major tenant at Hawthorne Works Business Center and evictions at Whispering Pines Mobile Home Park. Advertising expenses have increased at Mesa Dunes Mobile Home Park in an effort to increase occupancy. Bad debt expense increased due to certain tenant receivables which were deemed uncollectible at Hawthorne Works Business Center, Wakonda Shopping Center and Whispering Pines Mobile Home Park.

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

As mentioned previously, until April 1, 1995, the Partnership accounted for its 50% interest in Mesa Dunes using the equity method of accounting. For the nine months ended September 30, 1995, the Partnership's share of Mesa Dunes earnings amounted to approximately $2,894,000. Of this amount, approximately $2,825,000 represented the Partnership's pro-rata share of bad debt recovery that Mesa Dunes recorded as a result of its foreclosure of the note receivable that Mesa Dunes held from AIPL V.

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

At September 30, 1996, the Partnership had unrestricted cash of $1,793,000 versus unrestricted cash of approximately $1,421,000 at September 30, 1995. Net cash used in operating activities decreased during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, due to an increase in accounts payable and other liabilities. Net cash used in investing activities increased due to the proceeds received from foreclosure in 1995 offset by the decrease in property improvements and replacements and insurance proceeds received at Hawthorne Business Works. Net cash provided by financing activities increased due to proceeds from the August 1996 sale of Hawthorne Business Works.

The first mortgage debt secured by LaSalle Warehouse, in the amount of $911,000, is in default at September 30, 1996, due to delinquent interest payments. The General Partner is currently negotiating with the lender, AMIT, regarding this delinquency and is hopeful that this default will be cured in the fourth quarter of 1996. However, there can be no assurances that such negotiations will be successful.

Currently, the General Partner is negotiating a refinance of the mortgages secured by Homestead Apartments, which total approximately $2,947,000 at September 30, 1996. The General Partner is negotiating a reduced interest rate and an extended maturity date, however, the outcome of such negotiations can not presently be determined.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The debt of the Partnership, in the amount of approximately $24,812,000 has maturity dates ranging from January 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the nine month periods ended September 30, 1996 or 1995.



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

      b)   Reports on Form 8-K:

           A form 8-K was filed on August 28, 1996, reporting the sale of Hawthorne Works Business Center which was owned by Cable Plant Joint Venture and CM Complex Joint Venture in both of which the Partnership owned a 99% general partnership interest.


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


                           Date: November 12, 1996