Form 10KSB
period 1996-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 1997-03-26
CIK 812564

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from                   to

                        Commission file number 0-16210

                      ANGELES INCOME PROPERTIES, LTD. 6

       California                                              95-4106139
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                   29602
(Address of principal executive offices)                     (Zip Code)

                 Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Units
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year. $9,537,000

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's General Partner is Angeles Realty Corporation II, a California corporation.

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

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to all of the Partnership's investment properties.

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

ITEM 2.   DESCRIPTION OF PROPERTIES:


The following table sets forth the Registrant's investments in properties:

                       Date of
Property               Purchase   Type of Ownership           Use

Lazy Hollow Apartments 07/01/89 Fee ownership, subject     Residential Rental
 Columbia, MD                   to a first mortgage        178 units

Homestead Apartments   11/10/88 Fee ownership, subject to  Residential Rental
 East Langsing, MI              a first mortgage           170 units

Whispering Pines       11/30/87 Fee ownership, subject to  Residential Rental
 Mobile Home Park               first and second mortgages 304 pads
 Lantana, FL

LaSalle Warehouse       03/31/89 Fee ownership, subject to Commercial
 Las Vegas, NV                   a first mortgage          40,000 sq. ft.

Casa Granada Apartments 04/30/89 Fee ownership, subject to   Residential Rental
 Harlingen, TX                   a first mortgage            108 units

Mesa Dunes              04/01/95 Fee ownership, subject to   Residential Rental
 Mobile Home Park                first and second mortgages  451 pads
 Mesa, AZ

Wakonda Shopping Center 04/01/95 Fee ownership               Commercial
 Demoines, IA                                                147,664 sq. ft.

Town & Country          04/01/95 Fee ownership               Commercial
 Shopping Center                                             122,449 sq. ft.
 Cedar Rapids, IA


The Partnership became the 100% owner of Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center effective April 1, 1995. These properties were previously owned by the Mesa Dunes, Wakonda, Town & Country Partners ("Mesa Dunes") (See "Item 6. Management's Discussion and Analysis or Plan of Operation" for further discussion).

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                          Gross
                        Carrying  Accumulated                    Federal
       Property           Value   Depreciation   Rate    Method Tax Basis

Lazy Hollow Apartments  $   6,436 $   2,098    5-40 yrs   (1)   $  8,556
Homestead Apartments        5,391     1,599    5-40 yrs   (1)      5,388
Whispering Pines
    Mobile Home Park        5,032       919    5-40 yrs   (1)      4,163
LaSalle Warehouse             751       197    5-40 yrs   (1)      1,219
Casa Granada Apartments     2,575       533    5-40 yrs   (1)      2,195
Mesa Dunes Mobile
    Home Park               8,940     1,033    5-40 yrs   (1)      7,444
Wakonda Shopping Center     3,384       767    5-40 yrs   (1)      4,709
Town & Country
    Shopping Center         4,095       688   5-40 yrs    (1)      3,422

                        $  36,604 $   7,834                     $ 37,096

  (1) Straight-line

  See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                            Principal                              Principal
                            Balance At   Stated                     Balance
                           December 31, Interest  Period  Maturity  Due At
         Property              1996       Rate  Amortized   Date   Maturity

Lazy Hollow Apartments
  1st trust deed           $   4,157     7.50%   30 yrs  07/2019   $      --
Homestead Apartments
  1st trust deed               3,197     7.33%   30 yrs  11/2003       2,935
Whispering Pines
  Mobile Home Park
  1st trust deed               4,972     7.83%  28.67 yrs10/2003       4,423
  2nd trust deed                 159     7.83%     (1)   10/2003         159
Casa Granada Apartments
  1st trust deed               1,313    10.07%   30 yrs  09/1999       1,280
LaSalle Warehouse
  1st trust deed
  (in default) (2 & 3)           911    11.50%     (1)   11/2003         911
Mesa Dunes Mobile
  Home Park
  1st trust deed               6,407     7.83%  28.67 yrs10/2003       5,699
  2nd trust deed                 205     7.83%     (1)   10/2003         205
Wakonda Shopping Center/
  Town & Country Shopping
  Center
  1st trust deed (3)           3,420      9.0%    30 yrs 12/2003       3,125
  Working capital loan (4)       446   Prime+2%    (1)   11/1997         446
                              25,187
Less unamortized
  discount                      (178)                              $  19,183

    Total                  $  25,009


(1) Interest only payments.
(2) Debt in default due to failure to service the debt.
(3) Payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note E").
(4) Payable to Angeles Acceptance Pool, L.P. ("AAP") (See "Note E").

Average annual rental rate and occupancy for 1996 and 1995 for each property:


                                         Average Annual           Average
                                          Rental Rates           Occupancy
             Property                  1996         1995       1996    1995

Lazy Hollow Apartments              $8,740/unit   $8,564/unit   94%     95%
Homestead Apartments                 7,058/unit    6,941/unit   95%     95%
Whispering Pines Mobile Home Park    3,524/unit    3,540/unit   96%     97%
LaSalle Warehouse                     3.50/s.f.     3.42/s.f.  100%    100%
Casa Granada Apartments              5,528/unit    5,523/unit   94%     91%
Mesa Dunes Mobile Home Park (1)      2,776/unit    2,877/unit   87%     86%
Wakonda Shopping Center (2)           4.90/s.f.     4.11/s.f.   89%     95%
Town & Country Shopping Center (3)    5.72/s.f.     5.64/s.f.   96%     84%

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

The following is a schedule of the lease expirations for the years 1997-2006 (dollar amounts in thousands):

                              Number of                             % of Gross
                              Expirations  Square Feet  Annual Rent  Annual Rent
LaSalle Warehouse
1998 (1)                           1         20,000       $  72          51%

Wakonda Shopping Center
1997 (2)                           7         32,102         191          31%
1998                               5          6,238          40           6%
1999                               6         18,515         131          21%
2000                               -             --          --          --
2001                               3          3,728          38           6%
2002-2006                          3         57,092         102          17%

Town & Country Shopping Center
1997 (2)                          10         42,562         234          32%
1998 (2)                          11         26,176         187          26%
1999                               3          5,342          39           5%
2000                               4         13,223          94          13%
2001                               4         24,381         115          16%
2002-2006                          -             --          --          --

(1)There is another tenant whose lease expired in 1995. The General Partner is in negotiations to renew this lease (20,000 sq. ft.) at December 31, 1996. Meanwhile, the tenant leases on a month-to-month basis.
(2)The General Partner anticipates re-negotiating these leases with the current tenants.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each property:


                                      Square Footage  Annual Rent       Lease
    Property      Nature of Business      Leased     Per Square Ft    Expiration
LaSalle           Feed Manufacturer       20,000      $  3.60          01/31/98
Warehouse         Moving and Storage      20,000         3.58       month to month

Wakonda           Grocery                 47,382          .78          01/31/02
Shopping
Center

Town and Country  Bowling Lanes           18,600         2.40          05/31/97
Shopping Center   Variety Discount        14,112         6.02          01/31/01
                  Auto Parts Store        13,455         7.20          01/31/97


Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)


                                               1996          1996
                                             Billing         Rate

Lazy Hollow Apartments                     $   133         4.28
Homestead Apartments                           169         6.58
Whispering Pines Mobile Home Park              127         3.32
LaSalle Warehouse                               10         2.61
Casa Granada Apartments                         38         2.30
Mesa Dunes Mobile Home Park                     29        10.83
Wakonda Shopping Center                        219         4.21
Town & Country Shopping Center                  94         3.17


ITEM 3.   LEGAL PROCEEDINGS

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

On or about March 31, 1992, the Partnership executed in favor of Angeles Mortgage Investment Trust ("AMIT") a promissory note whereby AMIT agreed to lend the Partnership $935,000. The Partnership executed and delivered to AMIT a deed of trust, assignment of leases and rents, security agreement and fixture filing. In a lawsuit brought against the Partnership in Clark County, Nevada District Court in January 1997, AMIT alleges that the Partnership made unapproved distributions of $112,500 plus late fees and interest, putting the Partnership in default under the deed. AMIT prays for relief against the Partnership as follows: an order appointing a receiver; an order until further notice of the Court, all rents, issues and profits collected on behalf of the Partnership be paid to the Court appointed receiver for the benefit of AMIT; an order requiring the Partnership to immediately deliver to the Court appointed receiver, any funds arising from or related to La Salle Warehouse together with all books and records; an order which allows the Court appointed receiver to disburse to AMIT on a monthly basis, all net income after payment of all operating expenses, fees, and reimbursements to said receiver as set forth in the proposed Ex Parte Order for Appointment of a Receiver; for an order requiring the Partnership to provide an accounting for the period of March 31, 1992, through November 30, 1996 and all Partnerships actions including but not limited to all expenses and profits arising from or related to La Salle Warehouse; attorneys fees and costs and all other such relief. The General Partner is currently in negotiations with AMIT to release the property from foreclosure in exchange for the Partnership curing it's default status on the debt to AMIT. The General Partner anticipates that such release will be granted in 1997.

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


                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and currently has 47,314 Limited Partnership Units outstanding and 4,444 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During the year, the number of Limited Partnership Units decreased by 63 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

The Partnership has discontinued making cash distributions from operations until the financial condition of the Partnership and other relevant factors warrant resumption of distributions.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the year ended December 31, 1996, the Partnership realized net income of $6,106,000 versus a net loss of $720,000 for the year ended December 31, 1995. The increase in income can be attributed to the gain recognized on early extinguishment of debt upon the sale of Hawthorne Works Business Center.

The Partnership experienced a decrease in rental income due to the sale of Hawthorne Works Business Center in July 1996, that was partially offset by increases in tenant reimbursements at Town & Country Shopping Center and Wakonda Shopping Center relating to the Partnership obtaining full ownership of these properties in 1995. Other income increased due to an increase in lease
cancellation fees, laundry income, and interest income.   Operating and
depreciation expenses are comparable to the prior year, excluding decreases associated with the sale of Hawthorne Works Business Center. Interest expense also decreased due to the Hawthorne Works Business Center sale with the remainder of the decrease being attributed to normal amortization of debt. Bad debt expense increased due to certain tenant receivables which were deemed uncollectible at Hawthorne Works Business Center, Wakonda Shopping Center, and Whispering Pines Mobile Home Park.

Included in maintenance expense for the year ended December 31, 1996, is $243,000 of major repairs and maintenance comprised of parking lot repairs, exterior and interior renovation, landscaping and pool repairs.

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price was $9,150,000, which was substantially less than the $17,645,000 in debt that was secured by this
property. This indebtedness was non-recourse to the Partnership.   Net sales
proceeds of $8,865,000 were used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion resulted in a $10,135,000 extraordinary gain on early extinguishment of debt, as well as a $2,874,000 loss on sale of the property.

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space.
The General Partner did not repair the damaged area and the entire amount of insurance proceeds received, $180,000 in 1996, were sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

Casa Granada Apartments replaced three roofs during 1995 that were not yet fully depreciated resulting in a loss on disposal of property of $9,000.

As mentioned previously, until April 1, 1995, the Partnership accounted for its 50% interest in Mesa Dunes using the equity method of accounting. For the year ended December 31, 1995, the Partnership's share of Mesa Dunes earnings amounted to $2,895,000. Of this amount, approximately $2,825,000 represented the Partnership's pro-rata share of bad debt recovery that Mesa Dunes recorded as a result of its foreclosure of the note receivable that Mesa Dunes held from AIPL V.

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. As a result of this adoption, the assets of Hawthorne Works Business Center were written down by $2,213,000.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Partnership had unrestricted cash of $1,852,000 versus unrestricted cash of $1,447,000 at December 31, 1995. Net cash used in operating activities increased during the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to decreases in accounts payable, tenant security deposit liabilities and accrued taxes. Net cash provided by investing activities increased primarily due to proceeds from the Hawthorne Works Business Center sale. Net cash used in financing activities increased due to the pay-down of debt upon the August 1996, sale of Hawthorne Works Business Center.

The first mortgage debt secured by LaSalle Warehouse, in the amount of $911,000, is in default at December 31, 1996, due to delinquent interest payments. The General Partner is currently in negotiations with AMIT to release the property from foreclosure in exchange for the Partnership accruing it's default status on the debt to AMIT. The General Partner anticipates that such release will be granted in 1997. The General Partner is currently marketing the property for sale and anticipates that the property will be sold in 1997.

On November 1, 1996, the General Partner refinanced the mortgage debt secured by Homestead Apartments. The principal amount of the new debt was $3,200,000, at a rate of 7.33% per annum. This note matures on November 1, 2003.

he sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The debt of the Partnership, in the amount of $25,009,000, has maturity dates ranging from November 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the years ended December 31, 1996 or 1995.


ITEM 7. FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


     Report of Independent Auditors

     Consolidated Balance Sheet - December 31, 1996

     Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

     Consolidated Statement of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

     Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6



We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 13, 1997

                      ANGELES INCOME PROPERTIES, LTD. 6

                          CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                              December 31, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                $  1,852
    Restricted--tenant security deposits                              79
  Accounts receivable, (net of allowance
    of $181)                                                         279
  Escrow for taxes                                                   664
  Restricted escrows                                                 272
  Other assets                                                       895
  Investment properties (Notes B & F):
    Land                                            $    6,066
    Buildings and related personal property             30,538
                                                        36,604
    Less accumulated depreciation                       (7,834)   28,770
                                                                $ 32,811

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                              $    146
  Tenant security deposits                                           114
  Accrued taxes                                                      308
  Other liabilities                                                  769
  Notes payable, including $911
    in default (Notes B & F):                                     25,009

Partners' (Deficit) Capital
  General partner                                   $     (340)
  Limited partners (47,314 units issued
    and outstanding)                                     6,805     6,465
                                                                $ 32,811

         See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                         1996         1995
Revenues:
  Rental income                                      $  9,109       $  9,555
  Other income                                            428            353
       Total revenues                                   9,537          9,908

Expenses:
  Operating                                             2,960          3,118
  General and administrative                              406            428
  Maintenance                                             903            907
  Depreciation                                          1,360          1,439
  Interest                                              3,693          3,969
  Property taxes                                        1,289          1,351
  Bad debt expense                                        261             89
       Total expenses                                  10,872         11,301

Loss before loss on sale of investment property,
  casualty gain, loss on disposal of property,
  equity in income of joint venture, write-
  down of investment property and
  extraordinary item                                   (1,335)        (1,393)

  Loss on sale of investment property (Note C)         (2,874)            --
  Casualty gain (Note L)                                  180             --
  Loss on disposal of property                             --             (9)
  Equity in income of joint venture (Note G)               --          2,895
  Write-down of investment property (Note I)               --         (2,213)

Loss before extraordinary item                         (4,029)          (720)
  Extraordinary gain on early extinguishment
     of debt (Note C)                                  10,135             --

     Net income (loss)                               $  6,106       $   (720)

Net income (loss) allocated
  to general partner (1%)                            $     61       $     (7)
Net income (loss) allocated
  to limited partners (99%)                             6,045           (713)

     Net income (loss)                               $  6,106       $   (720)

Per limited partnership unit:
  Loss before extraordinary item                     $ (84.19)      $ (15.06)
  Extraordinary gain on early extinguishment of debt   211.79             --

     Net income (loss)                               $ 127.60       $ (15.06)

                See Accompanying Notes to Consolidated Financial Statements


                       ANGELES INCOME PROPERTIES, LTD. 6

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General    Limited
                                  Units     Partner    Partners      Total

Original capital contributions   47,384   $  1,000    $ 47,384    $ 47,385

Partners' (deficit) capital at
 December 31, 1994               47,379   $   (394)   $  1,473    $  1,079

Abandonment of Limited
 Partnership Units (Note J)          (2)        --          --          --

Net loss for the year ended
 December 31, 1995                   --         (7)       (713)       (720)

Partners' (deficit) capital
 at December 31, 1995            47,377       (401)        760         359

Abandonment of Limited
 Partnership Units (Note J)         (63)        --          --          --

Net income for the year ended
 December 31, 1996                   --         61       6,045       6,106

Partners' (deficit) capital
 at December 31, 1996            47,314   $   (340)   $  6,805    $  6,465

          See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Years ended December 31,
                                                            1996      1995
Cash flows from operating activities:
  Net income (loss)                                       $  6,106  $  (720)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation                                             1,360    1,439
    Amortization of discounts, loan costs, and
      leasing commissions                                      202      249
    Bad debt expense                                           261       89
    Loss on sale of investment property                      2,874       --
    Casualty gain                                             (180)      --
    Extraordinary gain on early extinguishment of debt     (10,135)      --
    Loss on disposal of property                                --        9
    Write-down of investment property                           --    2,213
    Equity in income of joint venture                           --   (2,895)
  Change in accounts:
    Restricted cash                                            131      (34)
    Accounts receivable                                       (202)    (229)
    Escrows for taxes                                          (61)      (4)
    Other assets                                               (21)      (9)
    Accounts payable                                          (143)      (8)
    Tenant security deposit liabilities                       (138)      53
    Accrued taxes                                             (541)      79
    Other liabilities                                          331      150
      Net cash (used in) provided by
            operating activities                              (156)     382

Cash flows from investing activities:
    Property improvements and replacements                    (410)  (1,074)
    Deposits to restricted escrows                            (110)    (110)
    Withdrawals from restricted escrows                         75      174
    Proceeds from sale of investment property                8,865       --
    Insurance proceeds                                         180       --
    Proceeds received from foreclosure of Mesa Dunes            --      876
      Net cash provided by (used in) investing activities    8,600     (134)

Cash flows from financing activities:
    Proceeds from long-term borrowing                        3,200      754
    Payments on notes payable                                 (355)    (248)
    Repayment of notes payable                             (10,792)      --
    Loan costs paid                                            (92)      --
      Net cash (used in) provided by financing activities   (8,039)     506

Net increase in cash                                           405      754
Unrestricted cash and cash equivalents at beginning
  of period                                                  1,447      693
Unrestricted cash and cash equivalents at end of period $ 1,852 $ 1,447 Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  2,966  $ 3,483
  Interest on notes transferred to principal              $     --  $   110


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                     Notes to Consolidated Financial Statements

                                 December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates five residential and three commercial properties located in or near major urban areas in the United States.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property, over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Unrestricted Cash - Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash - Tenant Security Deposits: The Partnership requires security deposits from all apartment lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Restricted Escrows:

Capital Reserves: At the time of the refinancing of Mesa Dunes Mobile Home Park and Whispering Pines Apartments proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1996, Mesa Dunes Mobile Home Park and Whispering Pines Apartments had unexpended balances including interest of $8,000 and $43,000 for capital improvements.
Upon completion of scheduled property improvements, any excess funds will be returned for property operations.

Replacement Reserves: As a result of the refiancings of Homestead Apartments, Casa Granada Apartments, and Lazy Hollow Apartments, general reserve accounts were established to cover necessary repairs and replacements of existing improvements. In 1996, the refinancing of Homestead Apartments established its reserve account with an initial deposit of $54,000, with required monthly deposits of $2,000, the balance in this account as of December 31, 1996, is $56,000. The balance for Casa Granada Apartments at December 31, 1996, is $12,000, with required monthly deposits of $2,000. The balance for Lazy Hollow Apartments at December 31, 1996, is $153,000 with required monthly deposits of $2,000.

Loan Costs: Loan costs of $845,000 are included in "Other assets" and are being amortized on a straight-line basis over the lives of the respective loans. Current accumulated amortization is $261,000.

Advertising Costs: Advertising costs, $117,000 in 1996 and $131,000 in 1995, are charged to expense as they are incurred and are included in "Operating" expenses.

Lease Commissions: Lease commissions of $204,000 are included in "Other assets" and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is $103,000.

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

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Fair Value: In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable rate mortgages approximate fair value due to frequent re-pricing (see "Note B").

NOTE B - NOTES PAYABLE

The principal terms of notes payable are as follows (dollar amounts in thousands):


                          Monthly                     Principal  Principal
                          Payment    Stated            Balance   Balance At
                         Including  Interest Maturity  Due At   December 31,
        Property          Interest    Rate     Date   Maturity      1996

Lazy Hollow Apartments
  1st trust deed          $   32     7.50%   07/2019  $    --   $  4,157
Homestead Apartments
  1st trust deed              22     7.33%   11/2003    2,935      3,197
Whispering Pines
 Mobile Home Park
  1st trust deed              38     7.83%   10/2003    4,423      4,972
  2nd trust deed (1)           1     7.83%   10/2003      159        159
Casa Granada Apartments
  1st trust deed              12    10.07%   09/1999    1,280      1,313
LaSalle Warehouse
  1st trust deed,
    in default (1, 2 & 3)      9    11.50%   11/2003      911        911
Mesa Dunes Mobile
 Home Park
  1st trust deed              49     7.83%   10/2003    5,699       6,407
  2nd trust deed (1)           1     7.83%   10/2003      205         205
Wakonda Shopping Center/
  Town & Country
  Shopping Center
  1st trust deed (3)          28     9.0%    12/2003     3,125      3,420
  Working capital
    loan (1 & 4)              --   Prime+2%  11/1997       446        446
                         $   192                      $  19,183     25,187

Less unamortized discounts                                           (178)
                                                                $  25,009


(1) Interest only payments.
(2) Debt in default due to failure to service the debt.
(3) Payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note E").
(4) Payable to Angeles Acceptance Pool, L.P. ("AAP") (see "Note E").

The carrying value of the Partnership's debt approximates its estimated fair value.

The mortgage secured by LaSalle Warehouse of $911,000, plus past due accrued interest, is in default due to non-payment of interest when due. In November 1996, AMIT initiated foreclosure proceedings. The General Partner is currently in negotiations with AMIT to release the property from foreclosure in exchange for the Partnership accruing it's default status on the debt to AMIT. The General Partner anticipates that such release will be granted in 1997. The General Partner is currently marketing the property for sale and anticipates that the property will be sold in 1997.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

Scheduled principal payments of notes payable subsequent to December 31, 1996, are as follows:

                                            (in thousands)
                   1997                     $   1,652
                   1998                           318
                   1999                         1,620
                   2000                           358
                   2001                           387
                Thereafter                     20,852

                                            $  25,187


On November 1, 1996, the Partnership refinanced the mortgage encumbering Homestead Apartments. The mortgage principal refinanced was $2,897,000. The new mortgage indebtedness of $3,200,000 carries a stated interest rate of 7.33% and is being amortized over 30 years with a balloon payment due in November 2003. The Partnership capitalized loan costs of $92,000 related to the refinancing.

NOTE C - SALE OF HAWTHORNE WORKS BUSINESS CENTER

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price was $9,150,000, which was substantially less than the $17,645,000 in debt plus accrued interest that was secured by this property. This indebtedness was non-recourse to the Partnership. Net sales proceeds of $8,865,000 were used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion resulted in a $10,135,000 extraordinary gain on early extinguishment of debt, as well as a $2,874,000 loss on sale of the property.


NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable loss result primarily from (1) the write-down and disposal of investment properties and (2) depreciation over different methods and lives and on differing cost bases of investment properties. The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except unit data):


                                            1996          1995

Net income (loss) as reported           $   6,106     $   (720)
Add (deduct):
 Depreciation differences                    (206)        (233)
 Unearned income                              (35)          72
 Bad debt expense                             (57)          57
 Investment in joint venture                   --           82
 Write-down of investment property             --         (681)
 Disposition of investment property       (14,935)          --
 Other                                        (80)         (26)

Federal taxable loss                    $  (9,207)    $ (1,449)

Federal taxable loss per limited
partnership unit                        $ (192.65)    $ (30.28)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                                        (in thousands)

Net assets as reported                  $   6,465
Land and buildings                          7,648
Accumulated depreciation                      678
Syndication and distribution costs          6,802
Other                                          93

Net assets - Federal tax basis          $  21,686


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1996 and 1995:


                                                     1996          1995
                                                      (in thousands)

Property management fees                          $   400        $   420
Property lease commissions                             34             63
Reimbursement for services of affiliates              287            306


A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees of $12,000 in connection with the 1996 refinancing of Homestead (see "Note B").

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 plus accrued interest of $172,000 at December 31, 1996, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $46,000 and $48,000 for the years ended December 31, 1996 and 1995, respectively.

AMIT, a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $911,000 plus accrued interest of $252,000 at December 31, 1996. This debt is in default at December 31, 1996, due to non-payment of interest when due. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,420,000 at December 31, 1996. Total interest expense on this financing was $316,000 and $354,000 for the years ended December 31, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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


NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION



                                     Initial Cost
                                    To Partnership
                                    (in thousands)
                                                                Cost
                                                 Buildings   Capitalized
                                                and Related   (Removed)
                                                 Personal   Subsequent to
       Description        Encumbrances   Land    Property    Acquisition

Lazy Hollow Apartments     $  4,157    $   998  $   8,988    $  (3,550)
Homestead Apartments          3,197        557      5,988       (1,154)
Whispering Pines Mobile
  Home Park                   5,131      1,196      3,627          209
LaSalle Warehouse               911        123      1,174         (546)
Casa Granada Apartments       1,313        235      1,930          410
Mesa Dunes Mobile
  Home Park                   6,612      2,205      6,724           11
Wakonda Shopping Center       1,710        873      2,469           42
Town & Country
  Shopping Center             1,710         38      3,994           63
Angeles Income Properties,
  Ltd. 6                        446         --         --           --
                             25,187    $ 6,225  $  34,894    $  (4,515)

Less unamortized discounts     (178)
                           $ 25,009

                          Gross Amount At Which Carried
                               At December 31, 1996
                          (dollar amounts in thousands)

                                       Buildings
                                          And
                                        Related
                                        Personal           Accumulated    Date   Depreciable
         Description            Land    Property   Total   Depreciation Acquired Life-Years
Lazy Hollow Apartments        $   841 $   5,595   $  6,436 $   2,098   07/01/89     10-40

Homestead Apartments              557     4,834      5,391     1,599   11/10/88     10-40

Whispering Pines Mobile
  Home Park                     1,196     3,836      5,032       919   11/30/87     10-40

LaSalle Warehouse                 122       629        751       197   03/31/89     10-40

Casa Granada Apartments           234     2,341      2,575       533   04/30/89     10-40

Mesa Dunes Mobile Home Park     2,205     6,735      8,940     1,033   04/01/95     10-40

Wakonda Shopping Center           873     2,511      3,384       767   04/01/95     10-40

Town & Country Shopping Center     38     4,057      4,095       688   04/01/95     10-40

Totals                        $ 6,066 $  30,538  $  36,604$    7,834

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation:"

                                                 Years Ended December 31,
                                                    1996           1995
                                                      (in thousands)

Investment Properties

Balance at beginning of year                     $   52,069     $   37,253
Consolidation of Mesa Dunes                              --         16,302
Property improvements                                   410            742
Disposal of property                                (15,875)           (15)
Property write-down                                      --         (2,213)

Balance at end of Year                           $   36,604     $   52,069

Accumulated Depreciation

Balance at beginning of year                     $   10,831     $    7,713
Consolidation of Mesa Dunes                              --          1,684
Additions charged to expense                          1,360          1,439
Disposal of property                                 (4,357)            (5)

Balance at end of Year                           $    7,834     $   10,831


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996 and 1995, is $44,252,000 and $74,485,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $7,156,000 and $10,035,000, respectively.


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

The Partnership recognized $2,895,000 as its equity in the income of Mesa Dunes in 1995, of which $2,825,000 represented its proportionate share of the note receivable and accrued interest due from AIPL V that had been reserved in prior years due to the uncertainty of the Partnership's rights to the collateral under the note.

As of April 1, 1995, the assets, liabilities, revenues and expenses of the properties were consolidated into the Partnership and were no longer accounted for using the equity method of accounting.

The rollforward of the investment in Mesa Dunes through March 31, 1995, is as follows:


                                                    (in thousands)
Investment in joint venture at December 31, 1994     $  3,017
Equity in earnings of joint venture through
   March 31, 1995                                       2,895
Investment in joint venture at March 31, 1995        $  5,912

Summary of assets and liabilities consolidated on April 1, 1995

   Cash                                              $    876
   Investment properties, net                          14,618
   Other assets                                           908
       Total assets                                    16,402
   Accounts payable and accruals                          401
   Notes payable                                       10,089
       Total liabilities                               10,490
            Net assets                               $  5,912


The recording of the above assets and liabilities, other than cash, and the related elimination of the investment in joint venture was a non-cash transaction and is excluded from the statement of cash flows.

The following pro forma statements for the twelve months ended December 31, 1995, assume the Partnership became the 100% owner as of January 1, 1995.


                                    Pro Forma Statement
                                Year Ended December 31, 1995
                                          (in thousands)

                       As Reported         Adjustment        Pro Forma
Revenues              $     9,154        $     728          $    9,882
Net loss                     (721)              71                (650)


NOTE H - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1996, the Partnership had minimum future rentals under noncancellable leases with terms ranging from twelve months to ten years.


                                       (in thousands)
                 1997                    $     997
                 1998                          661
                 1999                          449
                 2000                          290
                 2001                          127
              Thereafter                       226
                                         $   2,750

NOTE I - WRITE-DOWN OF INVESTMENT PROPERTY

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. As a result of this adoption, the assets of Hawthorne Works Business Center were written down by $2,213,000 to its appraised value at December 31, 1995.


NOTE J - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996 and 1995, the number of Limited Partnership Units decreased by 63 and 2 units, respectively, due to Limited Partners abandoning their units. In abandoning Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year. The income (loss) per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.


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

NOTE L -  CASUALTY GAIN

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space. The General Partner did not repair the damaged area and the entire amount of insurance proceeds received in 1996, or $180,000, were sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1995 or 1996 audits of the Partnership's financial statements.



                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                                Age                Position

Carroll D. Vinson                   56                 President, Director

Robert D. Long, Jr.                 29                 Controller and Principal
                                                       Accounting Officer

William H. Jarrard, Jr.             50                 Vice President

John K. Lines, Esq.                 37                 Vice President and
                                                       Secretary

Kelley M. Buechler                  39                 Assistant Secretary

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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

John K. Lines has been Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984, until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION


No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the years ended December 31, 1996, and December 31, 1995, the transactions that occurred between the Partnership and ARC II and affiliates of ARC II pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnerships' Financial Statements included under "Item 7.", which is hereby incorporated by reference.



                                      PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:  See Exhibit Index contained herein.

       (b) No reports on Form 8-K were filed during the fourth quarter of 1996.



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

                            Date:  March 26, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson         President and Director     Date:  March 26, 1997
Carroll D. Vinson


/s/Robert D. Long, Jr.       Controller and
Robert D. Long, Jr.          Principal Accounting       Date:  March 26, 1997
                             Officer



                                 EXHIBIT INDEX


EXHIBIT

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

10.4 General Partnership Agreement of Sunny Acres Partners - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated here in by reference.

10.5 Agreement of Purchase and Sale of Property with Exhibits - Wakonda Shopping Center and Town and Country Shipping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

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

10.8 Promissory Note Homestead Apartments filed in Form 10-K dated March 29, 1991 which is incorporated herein by reference.

10.9 Agreement of Purchase and Sale of Real Property and exhibits - Lazy Hollow Apartments filed in Form 8-K dated December 1989, which is incorporated herein by reference.

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

10.13 Contract to Purchase and Sell Property - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and Greybeard Properties, LLC, dated July 1, 1996.

10.14 Assignment and Assumption of Leases - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and LaSalle National Trust, as Trustee dated August 28, 1996.

10.15 Assignment and Assumption of Contracts - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and Hawthorne Street Properties, LLC, as agent of LaSalle National Trust, as Trustee dated August 28, 1996.

10.16 Bill of Sale - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and LaSalle National Trust, as Trustee dated August 28, 1996.

10.17 Multifamily Note dated November 1, 1996, between Angeles Income Properties Ltd. 6, a California Limited Partnership and Lehman Brothers Holdings, Inc., relating to Homestead Apartments.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

27     Financial Data Schedule.