Form 10QSB
period 1997-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 1997-05-15
CIK 812564

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


                 For the quarterly period ended March 31, 1997


[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

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

One Insignia Financial Plaza
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

                                March 31, 1997




Assets
  Cash and cash equivalents:
     Unrestricted                                                  $   2,220
     Restricted--tenant security deposits                                 78
  Accounts receivable, net of allowance of $129                          225
  Escrow for taxes                                                       528
  Restricted escrows                                                     291
  Other assets                                                           862
  Investment properties:
     Land                                           $   6,066
     Buildings and related personal property           30,588
                                                       36,654
     Less accumulated depreciation                     (8,088)        28,566
                                                                   $  32,770
Liabilities and Partners' Capital
  Liabilities
     Accounts payable                                              $      96
     Tenant security deposits                                            114
     Accrued taxes                                                       287
     Other liabilities                                                   463
     Notes payable                                                    25,362
  Partners' (Deficit) Capital
     General partner                                $    (340)
     Limited partners (47,314 units issued
       and outstanding)                                 6,788          6,448
                                                                   $  32,770

          See Accompanying Notes to Consolidated Financial Statements

b)                           ANGELES INCOME PROPERTIES, LTD. 6
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)


                                                     Three Months Ended
                                                         March 31,
                                                      1997          1996
Revenues:
  Rental income                                   $    1,848    $    2,718
  Other income                                           143           151
     Total revenues                                    1,991         2,869
Expenses:
  Operating                                              598           848
  General and administrative                              93            77
  Maintenance                                            179           224
  Depreciation                                           254           377
  Interest                                               701         1,020
  Property taxes                                         213           386
  Bad debt (recovery) expense, net                       (30)           21
     Total expenses                                    2,008         2,953

       Net loss                                   $      (17)   $      (84)

Net loss allocated
 to general partner (1%)                          $       --    $       (1)
Net loss allocated
 to limited partners (99%)                               (17)          (83)

       Net loss                                   $      (17)   $      (84)

Net loss per limited
 partnership unit                                 $     (.36)   $    (1.75)

              See Accompanying Notes to Consolidated Financial Statements

c)                            ANGELES INCOME PROPERTIES, LTD. 6
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total
Original capital contributions       47,384      $      1     $  47,384     $  47,385

Partners' (deficit) capital at
  December 31, 1996                  47,314      $   (340)    $   6,805     $   6,465

Net loss for the three months
  ended March 31, 1997                   --            --           (17)          (17)

Partners' (deficit) capital at
  March 31, 1997                     47,314      $   (340)    $   6,788     $   6,448

               See Accompanying Notes to Consolidated Financial Statements

d)                          ANGELES INCOME PROPERTIES, LTD. 6
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                                   1997           1996
Cash flows from operating activities:
  Net loss                                                    $     (17)     $     (84)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                    254            377
    Amortization of discounts, loan costs, and
      leasing commissions                                            38             58
    Bad debt (recovery) expense, net                                (30)            21
  Change in accounts:
    Restricted cash                                                   1             (4)
    Accounts receivable                                              84           (278)
    Escrows for taxes                                               116           (142)
    Other assets                                                     20             39
    Accounts payable                                                (50)          (115)
    Tenant security deposit liabilities                              --              5
    Accrued taxes                                                   (21)           222
    Other liabilities                                               117            288

      Net cash provided by operating activities                     512            387

Cash flows from investing activities:
  Property improvements and replacements                            (50)           (82)
  Deposits to restricted escrows                                    (19)           (11)
  Withdrawals from restricted escrows                                --             37

      Net cash used in investing activities                         (69)           (56)

Cash flows used in financing activities:
  Payments on notes payable                                         (75)          (109)

Net increase in unrestricted cash and
  cash equivalents                                                  368            222

Unrestricted cash and cash equivalents at
  beginning of period                                             1,852          1,447

Unrestricted cash and cash equivalents at
  end of period                                               $   2,220      $   1,669

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $     464      $     798

Supplemental disclosure of non-cash financing activities:
  Interest on notes transferred to principal                  $     423      $      --

          See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Angeles Income Properties Ltd. 6's (the "Partnership" or the "Registrant") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the

Partnership. The following payments were paid to the General Partner and affiliates during the three months ended March 31, 1997 and 1996:



                                                    1997           1996
                                                    (in thousands)

Property management fees                         $   86         $  121
Reimbursement for services of affiliates             66             58
Property lease commissions                           22              1

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 plus accrued interest of $184,000 at March 31, 1997, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $12,000 for the three months ended March 31, 1997 and 1996.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was $1,334,000 plus accrued interest of $13,000 at March 31, 1997. Total interest expense on this financing was $184,000 and $26,000 for the three months ended March 31, 1997 and 1996, respectively (See "Note C" regarding the restructure of this indebtedness). In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was $3,409,000 at March 31, 1997. Total interest expense on this financing was $73,000 and $108,000 for the three months ended March 31, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which is secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructure include adding previously accrued interest of $423,000 to the principal balance, interest will accrue at the rate of 11.5 percent per annum and the note is due December 31, 2003. Additionally, AMIT has been granted a second mortgage on the Wakonda Shopping Center and the Town and Country Shopping Center as additional security on this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997, and 1996:

                                                          Average
                                                        Occupancy
Property                                            1997           1996

Lazy Hollow Apartments
  Columbia, Maryland (1)                            90%            93%

Homestead Apartments
  East Lansing, Michigan (2)                        92%            98%

Whispering Pines Mobile Home Park
  Lantana, Florida                                  95%            97%

LaSalle Warehouse
  Las Vegas, Nevada                                 100%           100%

Casa Granada Apartments
  Harlingen, Texas (3)                              88%            92%

Mesa Dunes Mobile Home Park
  Mesa, Arizona                                     97%            94%

Wakonda Shopping Center
  Des Moines, Iowa (4)                              83%            89%

Town & Country Shopping Center
  Cedar Rapids, Iowa                                94%            98%

1) The decrease at Lazy Hollow Apartments is due to increased rental rates, which have motivated tenants to seek housing elsewhere.

2) The decrease in occupancy at Homestead Apartments is also due to increased rental rates being unattractive to consumers.

3) The decrease in occupancy at Casa Granada Apartments is due to new apartment complexes opening in the area, resulting in increased competition.

4) Wakonda Shopping Center is located in a stable, mature, residential area. The property has had difficulty attracting retail tenants, due in part to a local enclosed mall and lack of restaurants in the area.

The Partnership realized a net loss of $17,000 for the three months ended March 31, 1997, versus a net loss of $84,000 for the three months ended March 31, 1996. The decreased loss is due primarily to the reduction in expenses, created by the sale of the Hawthorne Works Business Center ("Hawthorne") in July 1996. This property operated at a net loss of $227,000 during the three months ended March 31, 1996, with $844,000 in revenues and $1,071,000 in expenses. This reduction in expenses was only partially offset by a reduction in revenues relating to the Hawthorne sale. In addition to fluctuations relating to the sale, the Partnership experienced a decrease in rental income and an increase in maintenance expense. Rental income decreased as a result of the decreased occupancy at Lazy Hollow Apartments, Homestead Apartments and Casa Granada Apartments. Maintenance expense increased due to the increased snow-removal costs. Bad debt expense can be attributed to the General Partner's evaluation of certain past due amounts from tenants of Whispering Pines Mobile Home Park, Town & Country Shopping Center and Wakonda Shopping Center. These past due amounts were deemed uncollectible and were therefore reserved. For the three months ended March 31, 1997, the Partnership received a portion of past due amounts that had been previously reserved, resulting in bad debt recovery.

Included in maintenance expense at March 31, 1997, is $14,000 of major repairs and maintenance, mainly comprised of exterior building improvements at Lazy Hollow Apartments. At March 31, 1996, maintenance expense included $42,000 of major repairs and maintenance, mainly comprised of parking lot repairs and interior building improvements.

The General Partner continues to monitor the rental market environment at each of its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

At March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $2,220,000 versus $1,669,000 at March 31, 1996. Net cash provided by operating activities increase during the three months ended March 31, 1997, as compared to the three months ended March 31, 1996, due primarily to the increased income and also due to decreases in the escrow for taxes and accounts receivable. Net cash used in investing activities is consistent with prior years and consists of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities decreased due to the sale of Hawthorne and the payments on its associated debt in 1996.

During the first quarter of 1997, the mortgage secured by LaSalle Warehouse was restructured (See "Note C"). The Partnership has a contract to sell this property for $1,400,000 to an un-related party. All proceeds from the sale will be applied to the outstanding debt to AMIT. In addition, as part of the restructure, the Partnership allowed AMIT a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center. There can be no assurances that the negotiations to sell this property will be successful.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At March 31, 1997, the mortgage debt, in the amount of $25,362,000, has maturity dates ranging from November 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1997 or 1996.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


On or about March 31, 1992, the Partnership executed in favor of Angeles Mortgage Investment Trust ("AMIT") a promissory note whereby AMIT agreed to lend the Partnership $935,000. The Partnership executed and delivered to AMIT a deed of trust, assignment of leases and rents, security agreement and fixture filing. In a lawsuit brought against the Partnership in Clark County, Nevada District Court in January 1997, AMIT alleges that the Partnership made unapproved distributions of $112,500 plus late fees and interest, putting the Partnership in default under the deed. AMIT prays for relief against the Partnership as follows: an order appointing a receiver; an order until further notice of the Court, all rents, issues and profits collected on behalf of the Partnership be paid to the Court appointed receiver for the benefit of AMIT; an order requiring the Partnership to immediately deliver to the Court appointed receiver, any funds arising from or related to La Salle Warehouse together with all books and records; an order which allows the Court appointed receiver to disburse to AMIT on a monthly basis, all net income after payment of all operating expenses, fees, and reimbursements to said receiver as set forth in the proposed Ex Parte Order for Appointment of a Receiver; for an order requiring the Partnership to provide an accounting for the period of March 31, 1992, through November 30, 1996 and all Partnerships actions including but not limited to all expenses and profits arising from or related to La Salle Warehouse; attorneys fees and costs and all other such relief. Effective March 1, 1997, the General Partner successfully negotiated with AMIT to release the property from foreclosure in exchange for the Partnership curing it's default status on the debt to AMIT (See "Note C").

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

      b)  Reports on Form 8-K:

          None filed during the three months ended March 31, 1997.


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


                         Date: May 15, 1997