Form 10QSB
period 1997-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 1997-08-13
CIK 812564

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


                 For the quarterly period ended June 30, 1997


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

                                June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                   $  2,546
     Restricted--tenant security deposits                                 77
  Accounts receivable, net of an allowance of $181                       234
  Escrow for taxes                                                       692
  Restricted escrows                                                     255
  Other assets                                                           835
  Investment properties:
     Land                                             $  6,066
     Buildings and related personal property            30,649
                                                        36,715
     Less accumulated depreciation                      (8,343)       28,372
                                                                   $  33,011

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $      65
  Tenant security deposits                                               113
  Accrued taxes                                                          426
  Other liabilities                                                      598
  Notes payable                                                       25,294
Partners'(Deficit) Capital
  General partner                                     $   (339)
  Limited partners (47,384 units issued and
       47,314 outstanding)                               6,854         6,515
                                                                   $  33,011

          See Accompanying Notes to Consolidated Financial Statements


b)                     ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended         Six Months Ended
                                             June 30,                   June 30,
                                          1997         1996         1997         1996
Revenues:
   Rental income                      $  1,818     $  2,297     $  3,666     $  5,015
   Other income                            127          110          270          261
     Total revenues                      1,945        2,407        3,936        5,276

Expenses:
   Operating                               590          793        1,187        1,620
   General and administrative               98          100          191          198
   Maintenance                             114          236          293          460
   Depreciation                            256          382          510          759
   Interest                                556        1,013        1,258        2,033
   Property taxes                          212          294          425          680
   Bad debt expense, net                    52          210           22          231
     Total expenses                      1,878        3,028        3,886        5,981

Income (loss) before casualty gain          67         (621)          50         (705)

   Casualty gain                            --          144           --          144

        Net income (loss)             $     67     $   (477)    $     50     $   (561)

Net income (loss) allocated
   to general partner (1%)            $      1     $     (5)    $      1     $     (6)
Net income (loss) allocated
   to limited partners (99%)                66         (472)          49         (555)

        Net income (loss)             $     67     $   (477)    $     50     $   (561)

Net income (loss) per limited
   partnership unit                   $   1.40     $  (9.96)    $   1.04     $ (11.71)

          See Accompanying Notes to Consolidated Financial Statements


c)                   ANGELES INCOME PROPERTIES, LTD. 6
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                           (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner      Partners       Total
Original capital contributions        47,384      $      1     $  47,384     $  47,385

Partners' (deficit) capital at
  December 31, 1996                   47,314      $   (340)    $   6,805     $   6,465

Net income for the six months
  ended June 30, 1997                     --             1            49            50

Partners' (deficit) capital at
  June 30, 1997                       47,314      $   (339)    $   6,854     $   6,515

             See Accompanying Notes to Consolidated Financial Statements

d)                    ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                             1997         1996

Cash flows from operating activities:
  Net income (loss)                                      $     50     $   (561)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation                                              510          759
    Amortization of discounts, loan costs                      85          114
      and leasing commissions
    Bad debt expense, net                                      22          231
    Casualty gain                                              --         (144)
  Change in accounts:
    Restricted cash                                             2           (6)
    Accounts receivable                                        23          (77)
    Escrows for taxes                                         (28)        (245)
    Other assets                                              (14)          36
    Accounts payable                                          (82)         (92)
    Tenant security deposit liabilities                        (2)          (5)
    Accrued taxes                                             118          347
    Other liabilities                                         251          352

         Net cash provided by operating activities            935          709

Cash flows from investing activities:
  Property improvements and replacements                     (110)        (244)
  Deposits to restricted escrows                              (37)         (22)
  Withdrawals from restricted escrows                          53           75
  Insurance proceeds                                           --          144

         Net cash used in investing activities                (94)         (47)

Cash flows from financing activities:
  Payments on notes payable                                  (147)        (175)

         Net cash used in financing activities               (147)        (175)

Net increase in unrestricted cash and cash equivalents        694          487

Unrestricted cash and cash equivalents at
  beginning of period                                       1,852        1,447

Unrestricted cash and cash equivalents at
  end of period                                          $  2,546     $  1,934

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  1,400     $  1,601

Supplemental disclosure of non-cash financing activities:

  Interest on notes transferred to principal             $    423     $     --

          See Accompanying Notes to Consolidated Financial Statements


e)                    ANGELES INCOME PROPERTIES, LTD. 6.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties Ltd. 6 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during each of the six months ended June 30, 1997 and 1996:



                                                1997         1996
                                                (in thousands)

Property management fees (included in
  operating expenses)                         $  171       $  228

Reimbursement for services of affiliates
  (included in general administrative
  expenses)                                      119          123


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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles")is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 plus accrued interest of $196,000 at June 30, 1997, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $23,000 for the six months ended June 30, 1997 and 1996, respectively.

Angeles Mortgage Investment Trust ("AMIT") currently holds notes receivable from the Partnership in the aggregate amount of $4,735,000, secured by the Partnership's investment properties known as LaSalle Warehouse, Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total interest expense on this financing was $372,000 and $214,000 for the six months ended June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which is secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructure include adding previously accrued interest of $423,000 to the principal balance, interest will accrue at the rate of 11.5% per annum and the note is due December 31, 2003. Additionally, AMIT has been granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan.

NOTE D - SALE OF HAWTHORNE WORKS BUSINESS CENTER

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                         1997       1996
Lazy Hollow Apartments
  Columbia, Maryland (1)                          91%        93%
Homestead Apartments
  East Lansing, Michigan (2)                      91%        95%
Whispering Pines Mobile Home Park
  Lantana, Florida                                95%        97%
LaSalle Warehouse
  Las Vegas, Nevada                              100%       100%
Casa Granada Apartments
  Harlingen, Texas (3)                            91%        93%
Mesa Dunes Mobile Home Park
  Mesa, Arizona (4)                               91%        89%
Wakonda Shopping Center
  Des Moines, Iowa (5)                            83%        89%
Town & Country Shopping Center
  Cedar Rapids, Iowa (6)                          86%        98%

1) The decrease in occupancy at Lazy Hollow Apartments is due to increased rental rates, which have motivated tenants to seek housing elsewhere.

2) The decrease in occupancy at Homestead Apartments is also due to increased rental rates.

3) The decrease in occupancy at Casa Granada Apartments is due to new apartment complexes opening in the area, resulting in increased competition.

4) Occupancy at Mesa Dunes Mobile Home Park is cyclical with low occupancy during the summer months due to unfavorably hot weather.

5) Wakonda Shopping Center is located in a stable, mature, residential area. The property has had difficulty attracting retail tenants, due in part to a local enclosed mall.

6) The decrease in occupancy at Town & Country Shopping Center is due to the move out of two large tenants. One tenant that had occupied approximately 13,000 square feet of space moved out and ceased business in the Cedar Rapids area. The second tenant that had occupied approximately 19,000 square feet of space purchased an area competitor and moved operations to that location.


For the three and six months ended June 30, 1997, the Partnership realized net income of $67,000 and $50,000, respectively, versus net losses of approximately $477,000 and $561,000 for the three and six months ended June 30, 1996. The increase in net income is due primarily to the reduction in expenses, created by the sale of the Hawthorne Works Business Center in July 1996 (See "Note D"). This property operated at a net loss of approximately $427,000 and $654,000 for the three and six months ended June 30, 1996. Other than fluctuations relating to the sale, the Partnership experienced two other significant variances in expenses. Interest expense increased as a result of the default interest accruing on the debt secured by LaSalle Warehouse until it was cured in March
1997 (See "Note C" regarding the restructure of this mortgage debt).   Partially
offsetting the increase in interest expense for the six months ended June 30, 1997, was a decrease in maintenance expense resulting from parking lot repairs which were completed at Lazy Hollow Apartments in 1996. Bad debt expense can be attributed to the General Partner's evaluation of certain past due amounts from tenants of Whispering Pines Mobile Home Park, Town & Country Shopping Center and Wakonda Shopping Center. These past due amounts were deemed uncollectible and were therefore reserved.

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space. The General Partner did not repair the damaged area and the entire amount of insurance proceeds received through June 30, 1996, or $144,000, were sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

Included in maintenance expense at June 30, 1997, is approximately $27,000 of major repairs and maintenance, mainly comprised of major landscaping and exterior building improvements. At June 30, 1996, maintenance expense included approximately $68,000 of major repairs and maintenance, mainly comprised of parking lot repairs and interior building improvements.

The General Partner continues to monitor the rental market environment at each of its investment properties to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expenses. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining high overall occupancy level. However, rental concessions and rental reductions needed to offset softening market conditions could affect the ability to sustain such a plan.

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $2,546,000 versus approximately $1,934,000 at June 30, 1996. Net cash provided by operating activities increased during the six months ended June 30, 1997, compared to the six months ended June 30, 1996, due primarily to the increase in net income, as discussed above. Net cash used in investing activities increased primarily due to the receipt of $144,000 in insurance proceeds from the fire at Hawthorne Works Business Center in the second quarter 1996, offset partially by the decreased property improvements and replacements during the first half of 1997. Net cash used in financing activities decreased due to the sale of the Hawthorne Works Business Center and the payments on its associated debt in 1996.

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured (See "Note C"). The Partnership has a contract to sell this property for $1,300,000 to an unrelated party. All proceeds from the sale will be applied to the outstanding debt to AMIT. In addition, as part of the restructure, the Partnership allowed AMIT a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center. There can be no assurances that the negotiations to sell this property will be successful.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At June 30, 1997, the mortgage debt, in the amount of approximately $25,294,000, has maturity dates ranging from November 1997 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the six months ended June 30, 1997 or 1996.


                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about March 31, 1992, the Partnership executed in favor of Angeles Mortgage Investment Trust ("AMIT") a promissory note whereby AMIT agreed to lend the Partnership $935,000. The Partnership executed and delivered to AMIT a deed of trust, assignment of leases and rents, security agreement and fixture filing. In a lawsuit brought against the Partnership in Clark County, Nevada District Court in January 1997, AMIT alleges that the Partnership made unapproved distributions of $112,500 plus late fees and interest, putting the Partnership in default under the deed. AMIT sought in its complaint an order appointing a receiver and to have all rents, issues and profits collected on behalf of the Partnership be paid to the Court-appointed receiver for the benefit of AMIT; as well as all books and records related to the LaSalle Warehouse; an order which allows the Court-appointed receiver to disburse to AMIT on a monthly basis, all net income after payment of all operating expenses, fees, and reimbursements to said receiver an order requiring the Partnership to provide an accounting for the period of March 31, 1992, through November 30, 1996, attorneys fees and costs and other relief. Effective March 1, 1997, the General Partner successfully negotiated with AMIT to release the property from foreclosure in exchange for the Partnership curing the default status on the debt to AMIT (See "Note C").

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

      b)    Reports on Form 8-K:

            None filed during the quarter ended June 30, 1997.


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


                              Date: August 13, 1997