Form 10QSB
period 1997-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 1997-11-13
CIK 812564

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........

                         Commission file number 0-16210


                       ANGELES INCOME PROPERTIES, LTD. 6
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

                                 (864) 239-1000
                           Issuer's telephone number



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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $  2,606
     Restricted--tenant security deposits                               80
  Accounts receivable, net of an allowance of $114                     212
  Escrow for taxes                                                     521
  Restricted escrows                                                   273
  Other assets                                                         898
  Investment properties:
     Land                                             $  6,066
     Buildings and related personal property            30,732
                                                        36,798
     Less accumulated depreciation                      (8,604)     28,194
                                                                 $  32,784

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                               $      74
  Tenant security deposits                                             111
  Accrued taxes                                                        335
  Other liabilities                                                    586
  Notes payable                                                     25,226
Partners'(Deficit) Capital
  General partner                                     $   (340)
  Limited partners (47,384 units issued and
       47,314 outstanding)                               6,792       6,452
                                                                 $  32,784

          See Accompanying Notes to Consolidated Financial Statements


b)                     ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                               1997       1996      1997       1996
Revenues:
   Rental income                             $ 1,752    $ 2,237   $ 5,418    $ 7,252
   Other income                                   80         84       350        345
      Total revenues                           1,832      2,321     5,768      7,597

Expenses:
   Operating                                     646        769     1,833      2,389
   General and administrative                    109        113       300        311
   Maintenance                                   228        223       521        683
   Depreciation                                  261        344       771      1,103
   Interest                                      538      1,016     1,796      3,049
   Property taxes                                180        423       605      1,103
   Bad debt (recovery) expense, net              (67)        23       (45)       254
      Total expenses                           1,895      2,911     5,781      8,892

Loss before loss on disposal of
 property and casualty gain                      (63)      (590)      (13)    (1,295)

   Loss on sale of property                       --     (3,068)       --     (3,068)

   Casualty gain                                  --         --        --        144

Loss before extraordinary item                   (63)    (3,658)      (13)    (4,219)

   Extraordinary gain on
       extinguishment of debt                     --     10,467        --     10,467

      Net (loss) income                      $   (63)   $ 6,809   $   (13)   $ 6,248

Net (loss) income allocated
   to general partner (1%)                   $    (1)   $    68   $    --    $    62
Net (loss) income allocated
   to limited partners (99%)                     (62)     6,741       (13)     6,186

      Net (loss) income                      $   (63)   $ 6,809   $   (13)   $ 6,248

Per limited partnership unit:
   (Loss) income before extraordinary item   $ (1.31)   $(76.44)  $  (.27)   $(88.16)
   Extraordinary gain on
         extinguishment of debt                   --     218.72        --     218.72
      Net (loss) income                      $ (1.31)   $142.28   $  (.27)   $130.56

          See Accompanying Notes to Consolidated Financial Statements


c)                        ANGELES INCOME PROPERTIES, LTD. 6
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                           (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                     Units       Partner    Partners     Total
Original capital contributions        47,384   $      1    $  47,384   $  47,385

Partners' (deficit) capital at
  December 31, 1996                   47,314   $   (340)   $   6,805   $   6,465

Net loss for the nine months
  ended September 30, 1997                --         --          (13)        (13)

Partners' (deficit) capital at
  September 30, 1997                  47,314   $   (340)   $   6,792   $   6,452

             See Accompanying Notes to Consolidated Financial Statements

d)                     ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                                 1997       1996
Cash flows from operating activities:
  Net (loss) income                                         $    (13)   $  6,248
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                 771       1,103
    Amortization of discounts, loan costs
      and leasing commissions                                    122         114
    Bad debt (recovery) expense, net                             (45)        254
    Extraordinary gain on extinguishment of debt                  --     (10,467)
    Loss on disposal of property                                  --       3,068
    Casualty gain                                                 --        (144)
  Change in accounts:
    Restricted cash                                               (1)        127
    Accounts receivable                                          112        (145)
    Escrows for taxes                                            143        (141)
    Other assets                                                (110)        (49)
    Accounts payable                                             (72)        (87)
    Tenant security deposit liabilities                           (3)       (129)
    Accrued taxes                                                 27        (449)
    Other liabilities                                            240         501

         Net cash provided by (used in) operating activities   1,171        (196)

Cash flows from investing activities:
  Property improvements and replacements                        (194)       (366)
  Deposits to restricted escrows                                 (54)        (39)
  Withdrawals from restricted escrows                             53          74
  Insurance proceeds                                              --         144

         Net cash used in investing activities                  (195)       (187)

Cash flows from financing activities:
  Proceeds from long-term borrowing                               --         505
  Payments on notes payable                                     (222)       (240)
  Proceeds from sale of investment property                       --       8,864
  Repayment of long-term notes                                    --      (8,400)

         Net cash (used in) provided by financing activities    (222)        729

Net increase in unrestricted cash and cash equivalents           754         346

Unrestricted cash and cash equivalents at
  beginning of period                                          1,852       1,447

Unrestricted cash and cash equivalents at
  end of period                                             $  2,606    $  1,793

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  1,474    $  2,488

Supplemental disclosure of non-cash financing
  activities:
  Mortgage debt forgiven upon sale of investment property   $     --    $ 10,467
  Interest on notes transferred to principal                $    423    $     --

          See Accompanying Notes to Consolidated Financial Statements

e)                      ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during each of the nine month periods ended September 30, 1997 and 1996:


                                                          1997        1996
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                   $  251      $  333

Reimbursement for services of affiliates
  (includes approximately $5,000 and $2,000 in
  construction oversight costs for the periods
  ended September 30, 1997 and 1996, respectively)         166         202

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles")is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness was $446,000 plus accrued interest of $208,000 at September 30, 1997, with monthly interest only payments at prime plus 2%. Principal is to be paid the earlier of
i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) September 1, 1999. Total interest expense for this loan was $35,000 and $34,000 for the nine months ended September 30, 1997 and 1996, respectively.

Angeles Mortgage Investment Trust ("AMIT") currently holds notes receivable from the Partnership in the aggregate amount of $4,727,000, secured by the Partnership's investment properties known as LaSalle Warehouse, Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total interest expense on this financing was $472,000 and $337,000 for the nine months ended September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT(however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive it's right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance L.L.C., an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which was secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructure include adding previously accrued interest of $423,000 to the principal balance, interest will accrue at the rate of 11.5% per annum and the note is due December 31, 2003. Additionally, AMIT was been granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan. Subsequent to September 30, 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds (see "Note E").


NOTE D - SALE OF HAWTHORNE WORKS BUSINESS CENTER

On July 23, 1996, a sales contract was executed by the General Partner for the sale of Hawthorne Works Business Center. The sales price was $9,150,000, which was substantially less than the $17,645,000 in debt plus accrued interest that was secured by this property. This indebtedness was non-recourse to the Partnership. Net sales proceeds of $8,864,000 were used as partial satisfaction of the indebtedness secured by the property and the unsatisfied portion resulted in a $10,467,000 extraordinary gain on early extinguishment of debt, as well as a $3,068,000 loss on sale of the property.

NOTE E - SUBSEQUENT EVENT - SALE OF LASALLE WAREHOUSE

On October 8, 1997, the Partnership sold LaSalle Warehouse, located in Las Vegas, Nevada to an unaffiliated party. The sales price of the property was $1,300,000, and the Partnership received approximately $13,000 after payment of closing costs and the payoff of mortgage indebtedness secured by this property. The General Partner believed it was in the best interest of the Partnership to sell this property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of three commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                         1997       1996

Lazy Hollow Apartments
  Columbia, Maryland (1)                          92%        94%
Homestead Apartments
  East Lansing, Michigan (2)                      92%        94%
Whispering Pines Mobile Home Park
  Lantana, Florida                                94%        96%
LaSalle Warehouse
  Las Vegas, Nevada (3)                          100%       100%
Casa Granada Apartments
  Harlingen, Texas (4)                            93%        94%
Mesa Dunes Mobile Home Park
  Mesa, Arizona (5)                               89%        87%
Wakonda Shopping Center
  Des Moines, Iowa (6)                            83%        90%
Town & Country Shopping Center
  Cedar Rapids, Iowa (7)                          82%        95%

(1) The decrease in occupancy at Lazy Hollow Apartments is due to increased rental rates, which have motivated tenants to seek housing elsewhere.

(2) Occupancy at Homestead Apartments is low during summer but begins to increase in the fall due to the college student market. Also slightly impacting occupancy are increased rental rates.

(3)  LaSalle Warehouse was sold subsequent to September 30, 1997.

(4) The decrease in occupancy at Casa Granda Apartments is due to new apartment complexes opening in the area, resulting in increased competition.

(5) Occupancy at Mesa Dunes Mobile Home Park is cyclical with low occupancy during the summer months due to unfavorably hot weather.

(6) Wakonda Shopping Center is located in a stable, mature, residential area. The property has had difficulty attracting retail tenants, due in part to a local enclosed mall.

(7) The decrease in occupancy at Town & Country Shopping Center is due to the move out of two large tenants. One tenant that had occupied approximately 13,000 square feet of space moved out and ceased business in the Cedar Rapids area. The second tenant that had occupied approximately 19,000 square feet of space purchased an area competitor and moved operations to that location.

For the three and nine months ended September 30, 1997, the Partnership realized a net loss of approximately $63,000 and approximately $13,000, respectively, versus net income of approximately $6,809,000 and approximately $6,248,000 for the three and nine months ended September 30, 1996, respectively. The decrease in net income is due primarily to the approximate $10,467,000 extraordinary gain on early extinguishment of debt, offset somewhat by the approximate $3,068,000 loss on sale, both of which are the result of the sale of the Hawthorne Works Business Center in July 1996 (See "Note D"). As a result of the sale, the Partnership realized decreases in rental income and the following expenses: operating, maintenance, depreciation, interest and property tax. Other than fluctuations relating to the sale, the Partnership experienced other variances in expenses. Operating expenses increased due to an increase in concessions and incentives, along with other property related expenses in an effort to increase occupancy at Whispering Pines Mobile Home Park. Interest expense increased as a result of the default interest accruing on the debt secured by LaSalle Warehouse until it was cured in the first quarter of 1997 (See "Note C" regarding the restructure of this mortgage debt). Bad debt expense can be attributed to the General Partner's evaluation of certain past due amounts from tenants of Whispering Pines Mobile Home Park, Town & Country Shopping Center and Wakonda Shopping Center. These past due amounts were deemed uncollectible and were therefore reserved.

During 1995, a fire broke out in a warehouse space at the Hawthorne Works Business Center damaging approximately 5,000 square feet of warehouse space. The General Partner did not repair the damaged area and the entire amount of insurance proceeds received, or $144,000, was sent to the mortgage holder and applied towards the outstanding accrued interest on the debt secured by this property.

Included in maintenance expense at September 30, 1997, is approximately $104,000 of major repairs and maintenance, mainly comprised of exterior building improvements, parking lot repairs and major landscaping. At September 30, 1996, maintenance expense included approximately $116,000 of major repairs and maintenance, mainly comprised of parking lot repairs, major landscaping, swimming pool repairs and exterior building improvements.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $2,606,000 versus approximately $1,793,000 at September 30, 1996. Net cash provided by operating activities increased during the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due primarily to improved property operations, an increase in accrued taxes and a decrease in accounts receivable and escrow for taxes. Net cash used in investing activities increased primarily due to the receipt of $144,000 in insurance proceeds from the fire at Hawthorne Works Business Center in 1996, partially offset by a decrease in property improvements and replacements. Net cash used in financing activities for the nine months ended September 30, 1997, resulted from payments on notes payables, which decreased from the corresponding period of 1996. Net cash provided by financing activities for the nine months ended September 30, 1996, resulted from proceeds from the sale of Hawthorne Works Business Center, offset somewhat by the re-payment of the associated debt.

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured (See "Note C"). Subsequent to September 30, 1997, the Partnership sold LaSalle Warehouse and the net proceeds from the sale were applied to the outstanding debt to AMIT. In addition, as part of the restructure, the Partnership allowed AMIT a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center. As mentioned previously, this investment property was sold subsequent to September 30, 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At September 30, 1997, the mortgage debt, in the amount of approximately $25,226,000, has maturity dates ranging from September 1999 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the nine months ended September 30, 1997 or 1996.


                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits -

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 1997.


                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES INCOME PROPERTIES, LTD. 6

                              By:  Angeles Realty Corporation II
                                   General Partner


                              By:  /s/ Carroll D. Vinson
                                   Carroll D. Vinson
                                   President


                              By:  /s/ Robert D. Long
                                   Robert D. Long
                                   Vice President/CAO


                              Date: November 13, 1997