Form 10KSB
period 1997-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 1998-03-27
CIK 812564

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from                 to

                         Commission file number 0-16210

                       ANGELES INCOME PROPERTIES, LTD. 6
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $8,434,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARC II") and is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc., ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of Insignia, provides day-to-day management services to all of the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar projects in its immediate area, but with hundreds of similar projects throughout the urban areas. Such competition is primarily on the basis of locations, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                          Date of
Property                  Purchase   Type of Ownership            Use
Lazy Hollow Apartments    07/01/89   Fee ownership, subject       Residential Rental
 Columbia, MD                        to a first mortgage          178 units

Homestead Apartments      11/10/88   Fee ownership, subject to    Residential Rental
 East Lansing, MI                    a first mortgage             168 units (1)

Whispering Pines          11/30/87   Fee ownership, subject to    Residential Rental
 Mobile Home Park                    first and second mortgages   304 pads
 Lantana, FL

Casa Granada Apartments   04/30/89   Fee ownership, subject to    Residential Rental
 Harlingen, TX                       a first mortgage             108 units

Mesa Dunes                04/01/95   Fee ownership, subject to    Residential Rental
 Mobile Home Park                    first and second mortgages   451 pads
 Mesa, AZ

Wakonda Shopping Center   04/01/95   Fee ownership, subject to    Commercial
 Demoines, IA                        first mortgage               147,000 sq. ft.

Town & Country            04/01/95   Fee ownership, subject to    Commercial
 Shopping Center                     first mortgage               104,000 sq. ft. (2)
 Cedar Rapids, IA

(1) A duplex apartment at Homestead Apartments was converted during 1997 to become the property's office space resulting in a reduction in the number of units from 170 to 168.

(2) During May 1997, a tenant occupying 18,600 square feet moved out as its lease had expired. The tenant was a bowling lane and occupied the basement level of the property. Due to the estimated high cost of improving this space and its basement location, the space is considered non-leasable space and is not included in the square footage above.



SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                             Gross
                            Carrying     Accumulated                       Federal
Property                     Value      Depreciation     Rate    Method   Tax Basis
Lazy Hollow Apartments     $ 6,516       $ 2,316       5-40 yrs   (1)    $ 8,317
Homestead Apartments         5,510         1,749       5-40 yrs   (1)      5,299
Whispering Pines
 Mobile Home Park            5,048         1,028       5-40 yrs   (1)      4,076
Casa Granada Apartments      2,606           613       5-40 yrs   (1)      2,149
Mesa Dunes Mobile
 Home Park                   8,960         1,229       5-40 yrs   (1)      7,316
Wakonda Shopping Center      3,440           889       5-40 yrs   (1)      4,652
Town & Country
 Shopping Center             4,143           826      5-40 yrs    (1)      3,357

                           $36,223       $ 8,650                         $35,166

  (1) Straight-line

  See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                                Principal                                      Principal
                               Balance At     Stated                            Balance
                              December 31,   Interest    Period    Maturity     Due At
Property                          1997         Rate    Amortized     Date      Maturity
Lazy Hollow Apartments
  1st trust deed              $   4,083       7.50%    30 yrs      07/2019    $    --
Homestead Apartments
  1st trust deed                  3,167       7.33%    30 yrs      11/2003      2,935
Whispering Pines
  Mobile Home Park
  1st trust deed                  4,908       7.83%   28.67 yrs    10/2003      4,423
  2nd trust deed                    159       7.83%       (1)      10/2003        159
Casa Granada Apartments
  1st trust deed                  1,301       10.07%   30 yrs      09/1999      1,280
Mesa Dunes Mobile
  Home Park
  1st trust deed                  6,325       7.83%   28.67 yrs    10/2003      5,699
  2nd trust deed                    205       7.83%       (1)      10/2003        205
Wakonda Shopping Center/
  Town & Country Shopping
  Center
  1st trust deed (2)              3,385        9.0%      30 yrs    12/2003      3,125
                                 23,533
Less unamortized
  discount                         (159)                                     $ 17,826

    Total                     $  23,374

(1) Interest only payments.
(2) Payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note E" in "Item 7").



SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                                Average Annual            Average
                                                 Rental Rates            Occupancy
Property                                     1997           1996        1997    1996
Lazy Hollow Apartments (1)               $9,140/unit    $8,740/unit     93%      94%
Homestead Apartments (2)                  7,379/unit     7,058/unit     94%      95%
Whispering Pines Mobile Home Park (3)     3,660/unit     3,524/unit     94%      96%
Casa Granada Apartments (4)               5,564/unit     5,528/unit     93%      94%
Mesa Dunes Mobile Home Park (5)           2,845/unit     2,776/unit     89%      87%
Wakonda Shopping Center (6)                5.82/s.f.      4.62/s.f.     84%      89%
Town & Country Shopping Center (7)         6.72/s.f.      5.92/s.f.     85%      96%

1) The decrease in occupancy at Lazy Hollow Apartments is due to increased rental rates, which have motivated tenants to seek housing elsewhere. Lower interest rates have enabled some tenants to move out due to the purchase of homes.

2) Occupancy at Homestead Apartments is low during summer, but begins to increase in the fall due to the college student market. Also slightly impacting occupancy are increased rental rates.

3) Average occupancy decreased at Whispering Pines Mobile Home Park due to efforts made to improve the tenant profile which resulted in several tenant evictions.

4) The decrease in occupancy at Casa Granada Apartments is due to increased competition resulting from the construction of new complexes in the area.

5) Although the average occupancy at Mesa Dunes Mobile Home Park has increased compared to 1996, the property continues to experience low occupancy. The tenant base is primarily retirement age and as the base declines, the park's electrical supply cannot accommodate the needs of the more popular double-wide mobile homes. Therefore, potential tenants are selecting other mobile home parks which will accommodate the needs of double-wide homes.

6) Wakonda Shopping Center is located in a stable, mature residential area. The property has had difficulty attracting retail tenants due in part to a local enclosed mall and lack of restaurants in the area.

7) The decrease in average occupancy at Town & Country Shopping Center is due to the move-out of two large tenants occupying a combined total of approximately 32,000 square feet. As discussed above in "Description of Properties", the vacancy created in the basement space of the center is now considered non-leasable space. The 1997 occupancy rate above is based on that space being excluded as of May
     1997 when the tenant vacated.


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

The following is a schedule of the commercial lease expirations for the years 1998-2007 (dollar amounts in thousands):

                                   Number of                            % of Gross
Wakonda Shopping Center          Expirations  Square Feet  Annual Rent  Annual Rent
1998                                  2          1,817       $  12           2%
1999                                  9         22,508         150          30%
2000                                  3          3,825          34           7%
2001                                  4         14,530          97          20%
2002                                  4         61,223         134          27%
2003                                  -             --          --          --
2004                                  1          6,210          34           7%
2005                                  1          3,500          37           7%
2006-2007                             -             --          --          --

Town & Country Shopping Center
1998 (1)                              7         19,801      $  135          25%
1999                                  5          6,738          48           9%
2000                                  6         17,931         136          26%
2001                                  5         25,231         129          24%
2002                                  3          3,701          33           6%
2003                                  1          4,200          40           7%
2004                                  -             --          --          --
2005                                  1          1,517          14           3%
2006-2007                             -             --          --          --

 (1) The General Partner anticipates re-negotiating these leases with the current tenants.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each commercial property:

                                        Square Footage    Annual Rent      Lease
Property           Nature of Business       Leased       Per Square Ft   Expiration
Wakonda            Grocery                 47,382         $  .78         01/31/02
Shopping
Center

Town and Country
Shopping Center    Variety Discount        14,112         $ 6.35         01/31/01

Real estate taxes and rates in 1997 for each property were:


                                               1997           1997
                                              Billing         Rate
                                          (in thousands)

Lazy Hollow Apartments (1)                 $   135            4.08%
Homestead Apartments                           169            6.65%
Whispering Pines Mobile Home Park              127            3.16%
Casa Granada Apartments                         39            2.37%
Mesa Dunes Mobile Home Park                     26            1.12%
Wakonda Shopping Center (1)                    230            4.30%
Town & Country Shopping Center (1)              95            3.11%


(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.


ITEM 3.   LEGAL PROCEEDINGS

On or about March 31, 1992, the Partnership executed in favor of Angeles Mortgage Investment Trust ("AMIT") a promissory note whereby AMIT agreed to lend the Partnership $935,000. The Partnership executed and delivered to AMIT a deed of trust, assignment of leases and rents, security agreement and fixture filing. In a lawsuit brought against the Partnership in Clark County, Nevada District Court in January 1997, AMIT alleged that the Partnership made unapproved distributions of $112,500 plus late fees and interest, putting the Partnership in default under the deed. AMIT sought in its complaint: an order appointing a receiver; and to have all rents, issues and profits collected on behalf of the Partnership be paid to the Court appointed receiver for the benefit of AMIT; as well as all books and records related to the LaSalle Warehouse; an order which allows the court-appointed receiver to disburse to AMIT on a monthly basis, all net income after payment of all operating expenses, fees, and reimbursements to said receiver an order requiring the Partnership to provide an accounting for the period of March 31, 1992, through November 30, 1996, attorneys fees and costs and other relief. Effective March 1, 1997, the General Partner successfully negotiated with AMIT to release the property from foreclosure in exchange for the Partnership curing the default status on the debt to AMIT.

The Registrant is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                      PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 1997, had 47,314 Limited Partnership Units outstanding held by 4,312 Limited Partners of record. There is no intention to sell additional Limited Partnership Units, nor is there an established market for these units. During 1996, the number of Limited Partnership Units, decreased by 63 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

No distributions were made during the years ended December 31, 1997 or 1996. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

For the year ended December 31, 1997, the Partnership realized net income of approximately $815,000 versus net income of approximately $6,106,000 for the year ended December 31, 1996. The decrease in net income is due primarily to the $10,135,000 extraordinary gain on early extinguishment of debt for Hawthorne Works Business Center, offset somewhat by the $2,874,000 loss on the sale of the Hawthorne Works Business Center in July 1996. The decrease is also partially offset by the $692,000 gain on the sale of La Salle Warehouse in October, 1997. See "Note C" of the financial statements in "Item 7." for a discussion of these property sales. As a result of these property sales, during the year ended December 31, 1997 the Partnership realized decreases in rental income and the following expenses: operating, depreciation, interest, property tax and bad debt expense. Other than fluctuations relating to the sales, the Partnership experienced other variances in revenues and expenses. Rental income increased due to rental rate increases at all of the Partnership's remaining investment properties. Contributing to the increase in net income at the Partnership's remaining properties was a decrease in interest expense resulting from the refinancing of Homestead Apartments in 1996 at a lower interest rate. Additionally, the Partnership recorded bad debt recoveries during 1997, which were attributable to the General Partner's efforts to collect certain past due amounts from tenants at Whispering Pines Mobile Home Park. Partially offsetting the increase in net income was an increase in operating expenses due to an increase in incentives and other property related expenses in order to increase occupancy at Whispering Pines Mobile Home Park. Also, parking lot repairs and interior and exterior building improvements were performed at Homestead Apartments and exterior building repairs were made at Casa Granada Apartments
during 1997.   Winter weather resulting in an unusual amount of ice, increased snow removal and parking lot cleaning expenses at Town & Country Shopping Center and Wakonda.

Included in operating expense at December 31, 1997, is approximately $182,000 of major repairs and maintenance, mainly comprised of exterior building improvements, parking lot repairs and major landscaping. At December 31, 1996, operating expense included approximately $243,000 of major repairs and maintenance, mainly comprised of parking lot repairs, major landscaping, swimming pool repairs and exterior building improvements.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,941,000 versus approximately $1,852,000 at December 31, 1996. For the year end December 31, 1997, net cash increased by approximately $89,000 compared to a net increase of approximately $403,000 for the year ended December 31, 1996. Net cash provided by operating activities increased during the year ended December 31, 1997, compared to the year ended December 31, 1996, due primarily to improved property operations at the Partnership's remaining properties, as discussed above, an increase in accrued taxes related to the timing of payments, and a decrease in receivables and deposits. Net cash provided by investing activities decreased primarily due to a decrease in proceeds from the sale of investment property. During the year ended December 31, 1997, the Partnership received net proceeds of approximately $1,229,000 from the sale of LaSalle Warehouse, compared to net proceeds of approximately $8,865,000 from the Hawthorne Works Business Center sale during 1996. Net cash used in financing activities decreased primarily due to a decrease in repayment on mortgage notes payable as a result of the pay off of mortgages on the property sold in 1997 compared to 1996, respectively.

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured (See "Note B" in "Item 7."). In October 1997, the Partnership sold LaSalle Warehouse and the net proceeds from the sale were applied to the outstanding debt to AMIT. In addition, as part of the restructure, the Partnership allowed AMIT to place a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center.

Subsequent to December 31, 1997, the Partnership received an unsolicited offer from an unaffiliated party to purchase Whispering Pines Mobile Home Park, and has a contract to sell this property for $7,050,000. The proceeds from the sale will be applied to the outstanding debt on the property. There can be no assurances; however, that the negotiations to sell this property will be successful.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At December 31, 1997, the mortgage debt, in the amount of approximately $23,374,000, has maturity dates ranging from September 1999 to June 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the years ended December 31, 1997 or 1996.

YEAR 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young, LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1997

     Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 1997, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note "I", as to which the date is March 17, 1998

                       ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1997


Assets
  Cash and cash equivalents                                        $  1,941
  Receivables and deposits, (net of
    allowance of $83)                                                   963
  Restricted escrows                                                    289
  Other assets                                                          807
  Investment properties:
    Land                                            $  5,944
    Buildings and related personal property           30,279
                                                      36,223
    Less accumulated depreciation                     (8,650)        27,573
                                                                   $ 31,573
Liabilities and Partners' Capital

Liabilities
  Accounts payable                                                 $     79
  Tenant security deposits                                               99
  Accrued taxes                                                         349
  Other liabilities                                                     392
  Mortgage notes payable                                             23,374

Partners' (Deficit) Capital
  General partner                                   $   (332)
  Limited partners (47,314 units issued
    and outstanding)                                   7,612          7,280

                                                                   $ 31,573

          See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                             Years Ended December 31,
                                                                 1997         1996
Revenues:
  Rental income                                              $  7,315      $  9,109
  Other income                                                    427           428
  Gain on disposition of property (Note C)                        692            --
  Casualty gain                                                    --           180
       Total revenues                                           8,434         9,717

Expenses:
  Operating                                                     3,115         3,885
  General and administrative                                      412           406
  Depreciation                                                  1,031         1,360
  Interest                                                      2,300         3,671
  Property taxes                                                  793         1,289
  Bad debt (recovery) expense                                     (53)          261
  Loss on disposition of property (Note C)                         --         2,874
       Total expenses                                           7,598        13,746

Income (loss) before extraordinary item                           836        (4,029)

  Extraordinary (loss) gain on early extinguishment
     of debt (Note C)                                             (21)       10,135

     Net income                                              $    815      $  6,106

Net income allocated
  to general partner (1%)                                    $      8      $     61
Net income allocated
  to limited partners (99%)                                       807         6,045

     Net income                                              $    815      $  6,106

Per limited partnership unit:
  Income (loss) before extraordinary item                    $  17.49      $ (84.19)
  Extraordinary (loss) gain on early
    extinguishment of debt                                       (.44)       211.79
     Net income                                              $  17.05      $ 127.59

          See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. 6
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General      Limited
                                     Units       Partner      Partners      Total
Original capital contributions      47,384      $    1      $ 47,384      $ 47,385

Partners' (deficit) capital at
 December 31, 1995                  47,377      $ (401)     $    760      $    359

Abandonment of Limited
 Partnership Units (Note H)            (63)         --            --            --

Net income for the year ended
 December 31, 1996                      --          61         6,045         6,106

Partners' (deficit) capital
 at December 31, 1996               47,314        (340)        6,805         6,465

Net income for the year ended
 December 31, 1997                      --           8           807           815

Partners' (deficit) capital
 at December 31, 1997               47,314      $ (332)     $  7,612      $  7,280

          See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years ended December 31,
                                                            1997            1996
Cash flows from operating activities:
  Net income                                           $    815        $  6,106
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                          1,031           1,360
    Amortization of discounts, loan costs, and
      leasing commissions                                   157             202
    Bad debt (recovery) expense                             (53)            261
    (Gain) loss on sale of investment property             (692)          2,874
    Casualty gain                                            --            (180)
    Extraordinary loss (gain) on early extinguishment
      of debt                                                21         (10,135)
  Change in accounts:
    Receivables and deposits                                112            (132)
    Other assets                                            (66)            (21)
    Accounts payable                                        (80)           (148)
    Tenant security deposit liabilities                     (15)           (138)
    Accrued taxes                                            41            (541)
    Other liabilities                                        59             334

      Net cash provided by (used in)
            operating activities                          1,330            (158)

Cash flows from investing activities:
  Property improvements and replacements                   (370)           (410)
  Net (deposits to) withdrawals from restricted             (17)            (35)
  escrows
  Proceeds from sale of investment property               1,229           8,865
  Insurance proceeds from casualty loss                      --             180

      Net cash provided by investing activities             842           8,600

Cash flows from financing activities:
  Proceeds from long-term borrowing                          --           3,200
  Payments on mortgage notes payable                       (297)           (355)
  Repayment of mortgage notes payable                    (1,780)        (10,792)
  Loan costs paid                                            (6)            (92)

      Net cash used in financing activities              (2,083)         (8,039)

Net increase in cash and cash equivalents                    89             403

Cash and cash equivalents at beginning of period          1,852           1,449

Cash and cash equivalents at end of period             $  1,941        $  1,852

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  2,174        $  2,966

Supplemental disclosure of non-cash financing activities:
  Interest on notes payable transferred to principal   $    423        $     --

            See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. 6
                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a California limited partnership organized in June 1984, to acquire and operate residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation II, a California corporation (hereinafter referred to as the "General Partner" or "ARC II") and is wholly-owned by MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc., ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus, the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates five residential and two commercial properties located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Granada AIPL 6, Ltd., AIP 6 GP, LP, Whispering Pines AIP 6, LP and Lazy Hollow Partners, Ltd. The Partnership may remove the General Partner of all of the above Partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. Also included in the consolidated financial statements are Mesa Dunes GP, LLC, Wakonda Partners, Town and Country Partners and Mesa Dunes Partners, which are wholly-owned by the partnership. All significant intercompany balances have been eliminated.

Allocations and Distributions to Partners: In accordance with the Agreement of Limited Partnership (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership; provided, that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.

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

Depreciation: Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the investment properties and related personal property. For Federal income tax purposes, depreciation is computed by using the straight-line method over an estimated life of 5 to 20 years for personal property and 15 to 40 years for real property.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were necessary for the years ending December 31, 1997, or 1996.

Restricted Escrows:

Capital Reserves: At the time of the refinancing of Mesa Dunes Mobile Home Park and Whispering Pines Apartments proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1997, Mesa Dunes Mobile Home Park and Whispering Pines Apartments had unexpended balances including interest of approximately $9,000 and $10,000, respectively, for capital improvements. Upon completion of scheduled property improvements, any excess funds will be returned for property operations.

Replacement Reserves: As a result of the refinancings in prior years of Homestead Apartments, Casa Granada Apartments, and Lazy Hollow Apartments, general reserve accounts were established to cover necessary repairs and replacements of existing improvements. The balance in the reserve account for Homestead Apartments at December 31, 1997 is approximately $31,000, with required monthly deposits of $2,000. The balance for Casa Granada Apartments at December 31, 1997, is approximately $32,000, with required monthly deposits of $2,000. The balance for Lazy Hollow Apartments at December 31, 1997, is approximately $176,000 with required monthly deposits of $2,000.

Loan Costs: Loan costs of approximately $816,000, less accumulated amortization of approximately $348,000 at December 31, 1997, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $110,000 and $117,000 for the years ended December 31, 1997 and 1996, respectively.

Lease Commissions: Lease commissions of approximately $206,000 are included in other assets and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is approximately $111,000.

Leases: The Partnership generally leases residential units for twelve-month terms or less. The Partnership recognizes income as earned on residential leases. Commercial building lease terms are generally from 1 to 20 years. Income from base rents on such leases is recognized on a straight-line basis over the lease term. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was approximately $214,000 and $90,000 in 1997 and 1996, respectively.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying value.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - NOTES PAYABLE

The principle terms of notes payable are as follows (dollar amounts in thousands):


                               Monthly                          Principal    Principal
                               Payment      Stated               Balance     Balance At
                              Including    Interest   Maturity    Due At    December 31,
Property                       Interest      Rate       Date     Maturity       1997
Lazy Hollow Apartments
  1st trust deed              $   32        7.50%     07/2019   $    --     $  4,083
Homestead Apartments
  1st trust deed                  22        7.33%     11/2003     2,935        3,167
Whispering Pines
 Mobile Home Park
  1st trust deed                  38        7.83%     10/2003     4,423        4,908
  2nd trust deed (1)               1        7.83%     10/2003       159          159
Casa Granada Apartments
  1st trust deed                  12        10.07%    09/1999     1,280        1,301
 Mesa Dunes Mobile
  Home Park
   1st trust deed                49         7.83%      10/2003     5,699        6,325
   2nd trust deed (1)             1         7.83%      10/2003       205          205
 Wakonda Shopping Center/
   Town & Country
   Shopping Center
   1st trust deed (2)            28          9.0%      12/2003       3,125       3,385
                             $  183                                $17,826      23,533

 Less unamortized discounts                                                       (159)
                                                                               $23,374

(1)  Interest only payments.

(2)  Payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note E").


During the first quarter of 1997, the General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which was secured by the LaSalle Warehouse. The terms of the restructure included adding previously accrued interest of approximately $423,000 to the principal. The new interest rate was 11.5% per annum, and the note was due December 31, 2003. Additionally, AMIT was granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on the loan. In October 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds.

A working capital loan due to AAP matured in November 1997. The principal balance of approximately $446,000 plus accrued interest of approximately $208,000 was paid in December 1997.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.
follows:

                                            (in thousands)
                   1998                     $     319
                   1999                         1,620
                   2000                           358
                   2001                           387
                   2002                           418
                Thereafter                     20,431

                                            $  23,533


On November 1, 1996, the Partnership refinanced the mortgage encumbering Homestead Apartments. The mortgage principal refinanced was approximately $2,897,000. The new mortgage indebtedness of $3,200,000 carries a stated interest rate of 7.33% and is being amortized over 30 years with a balloon payment due in November 2003. The Partnership capitalized loan costs of approximately $92,000 related to the refinancing.

NOTE C - SALE OF INVESTMENT PROPERTIES

On October 8, 1997, LaSalle Warehouse was sold to an unaffiliated party. The sales price of the property was $1,300,000. The sale resulted in net proceeds of approximately $1,229,000 after payment of closing costs. At the time of closing the outstanding mortgage balance of approximately $1,334,000 was repaid from the net proceeds and other Partnership funds. The Partnership recorded a gain on disposition of property of approximately $692,000 as well as an extraordinary loss on early extinguishment of debt of approximately $21,000 related to the write off of unamortized loan costs.

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

The following is a reconciliation of reported net income and Federal taxable loss:


                                             1997                1996
                                          (in thousands, except unit data)

Net income as reported                     $  815             $  6,106
Add (deduct):
 Depreciation differences                     (71)                (206)
 Unearned income                               53                  (35)
 Bad debt expense                              --                  (57)
 Disposition of investment property          (660)             (14,935)
 Other                                         12                  (80)

Federal taxable income (loss)              $  149             $ (9,207)

Federal taxable income (loss) per
limited partnership unit                   $ 2.45            $ (192.65)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                                        (in thousands)

Net assets as reported                   $  7,280
Land and buildings                          6,994
Accumulated depreciation                      599
Syndication and distribution costs          6,802
Other                                         160

Net assets - Federal tax basis           $ 21,835


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1997 and 1996:

                                                   1997           1996
                                                      (in thousands)
Property management fees (included in
  operating expenses)                             $ 336          $ 400
Property lease commissions                           39             34
Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses)                          258            287

A director of Insignia is affiliated with a professional legal association that received fees of approximately $12,000 in connection with the 1996 refinancing of Homestead Apartments (see "Note B").

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

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided
to the Partnership by Angeles Capital   Investments, Inc. ("ACII").  Angeles
Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This loan matured November 25, 1997, and was fully satisfied with the payment of the principal balance of approximately $446,000 plus accrued interest of approximately $208,000.

AMIT, a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was approximately $911,000 plus accrued interest of approximately $252,000 at December 31, 1996. This debt was in default at December 31, 1996, due to non-payment of interest when due. During 1997, this note was restructured, and previously accrued interest of approximately $423,000 was added to the principal balance. In October 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was approximately $3,385,000 at December 31, 1997. Total interest expense on this financing was approximately $288,000 and $316,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at December 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                                Initial Cost
                                               To Partnership
                                                 (in thousands)
                                                                           Cost
                                                          Buildings     Capitalized
                                                         and Related     (Removed)
                                                           Personal    Subsequent to
Description                  Encumbrances      Land        Property     Acquisition
Lazy Hollow Apartments       $  4,083       $   998      $   8,988     $  (3,470)
Homestead Apartments            3,167           557          5,988        (1,035)
Whispering Pines Mobile
  Home Park                     5,067         1,196          3,627           225
Casa Granada Apartments         1,301           235          1,930           441
Mesa Dunes Mobile
  Home Park                     6,530         2,205          6,724            31
Wakonda Shopping Center/                        873          2,469            98
  Town & Country
  Shopping Center               3,385            38          3,994           111
                               23,533

Less unamortized discounts       (159)
                             $ 23,374       $ 6,102      $  33,720     $  (3,599)

                                       Gross Amount At Which Carried
                                            At December 31, 1997
                                       (dollar amounts in thousands)

                                         Buildings
                                        And Related
                                         Personal            Accumulated     Date     Depreciable
Description                      Land    Property    Total   Depreciation  Acquired   Life-Years
Lazy Hollow Apartments         $   841  $   5,675   $  6,516  $   2,316   07/01/89       10-40

Homestead Apartments               557      4,953      5,510      1,749   11/10/88       10-40

Whispering Pines Mobile
  Home Park                      1,196      3,852      5,048      1,028   11/30/87       10-40

Casa Granada Apartments            234      2,372      2,606        613   04/30/89       10-40

Mesa Dunes Mobile Home Park      2,205      6,755      8,960      1,229   04/01/95       10-40

Wakonda Shopping Center            873      2,567      3,440        889   04/01/95       10-40

Town & Country Shopping Center      38      4,105      4,143        826   04/01/95       10-40


Totals                         $ 5,944  $  30,279  $  36,223 $    8,650


The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation:"


                                    Years Ended December 31,
                                      1997           1996
                                         (in thousands)
Investment Properties

Balance at beginning of year       $ 36,604       $ 52,069
Property improvements                   370            410
Disposal of property                   (751)       (15,875)

Balance at end of Year             $ 36,223       $ 36,604

Accumulated Depreciation

Balance at beginning of year       $  7,834       $ 10,831
Additions charged to expense          1,031          1,360
Disposal of property                   (215)        (4,357)

Balance at end of Year             $  8,650       $  7,834

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, is $43,217,000 and $44,252,000, respectively.
The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $8,051,000 and $7,156,000, respectively.

NOTE G - OPERATING LEASES

Tenants of the commercial property are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1997, the Partnership had minimum future rentals under noncancellable leases with initial or remaining terms in excess of one year as follows:


                                        (in thousands)
                 1998                      $ 1,013
                 1999                          822
                 2000                          658
                 2001                          398
                 2002                          242
              Thereafter                       668

                                           $ 3,801


NOTE H - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 63 units due to Limited Partners abandoning their units. In abandoning Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of
abandonment, the Limited Partner will   still be allocated his or her share of
the income or loss for that year. The income (loss) per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. No units were abandoned in 1997.

NOTE I - SUBSEQUENT EVENTS

Subsequent to December 31, 1997, the Partnership received an unsolicited offer from an unaffiliated party to purchase Whispering Pines Mobile Home Park, and has a contract to sell this property for $7,050,000. The proceeds from the sale will be applied to the outstanding debt on the property. There can be no assurances; however, that the negotiations to sell this property will be successful.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Realty Corporation II ("ARC II" or the "General Partner"), is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT.

The names of the directors and executive officers of ARC II, the Partnership's General Partner, their ages and the nature of all positions with ARC II presently held by them are as follows:

     Name                                Age               Position

Carroll D. Vinson                        57                President and
                                                           Director

Robert D. Long, Jr.                      30                Vice President and
                                                           Chief Accounting
                                                           Officer

William H. Jarrard, Jr.                  51                Vice President

Daniel M. LeBey                          32                Secretary

Kelley M. Buechler                       40                Assistant Secretary


Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT, parent of the General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1992 and Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC II. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12." below.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates in 1997 and 1996:


                                                     1997           1996
                                                       (in thousands)

Property management fees                          $   336        $   400
Property lease commissions                             39             34
Reimbursement for services of affiliates              258            287

A director of Insignia Financial Group, Inc. is affiliated with a professional legal association that received fees of $12,000 in connection with the 1996 refinancing of Homestead Apartments.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, AAP, a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This loan matured November 25, 1997 and was fully satisfied with the payment of the principal balance of approximately $446,000 plus accrued interest of approximately $208,000.

AMIT, a real estate investment trust, formerly affiliated with Angeles, has provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was approximately $911,000 plus accrued interest of approximately $252,000 at December 31, 1996. This debt was in default at December 31, 1996, due to non-payment of interest when due. During 1997 this note was restructured, and previously accrued interest of approximately $423,000 was added to the principal balance. In October 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was approximately $3,385,000 at December 31, 1997. Total interest expense on this financing was approximately $288,000 and $316,000 for the years ended December 31, 1997 and 1996, respectively.

In November 1992, MAE GP Corporation ("MAE GP") acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of
AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive settlement agreement), have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995), as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the grant of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section
6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia Financial Group, Inc. ("Insignia") (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at December 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.



                                      PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:  See Exhibit Index contained herein.

         (b) Reports on Form 8-K:

             Form 8-K dated October 8, 1997, was filed reporting the sale of LaSalle Warehouse.



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


                              ANGELES INCOME PROPERTIES, LTD. 6
                              (A California Limited Partnership)
                              (Registrant)


                            By:    Angeles Realty Corporation II
                                   General Partner


                            By:    /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director


                            Date:  March 27, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson             President and Director   Date: March 27, 1998
Carroll D. Vinson




/s/Robert D. Long, Jr.           Vice President and
Robert D. Long, Jr.              Chief Accounting         Date: March 27, 1998
                                 Officer




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

10.18 CONTRACT OF SALE executed October 8, 1997, by and between ANGELES INCOME PROPERTIES, LTD. 6, a California limited partnership and PAUL CALLISTER regarding the sale of LaSalle Warehouse.

10.19  ASSIGNMENT AND ASSUMPTION OF LEASES regarding the sale of LaSalle
       Warehouse.

10.20 BLANKET CONVEYANCE, BILL OF SALE AND ASSIGNMENT regarding the sale of LaSalle Warehouse.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

27     Financial Data Schedule.