Form 10QSB
period 1998-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 1998-05-12
CIK 812564

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period_________to_________

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

                                 (864) 239-1000
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                        $  2,351
  Receivables and deposits (net of
    allowance of $128)                                                  770
  Restricted escrows                                                    285
  Other assets                                                          737
  Investment properties:
    Land                                            $  5,944
    Buildings and related personal property           30,329
                                                      36,273
    Less accumulated depreciation                     (8,903)        27,370
                                                                   $ 31,513
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                 $     73
  Tenant security deposits                                              107
  Accrued taxes                                                         294
  Other liabilities                                                     282
  Mortgage notes payable                                             23,302

Partners' Capital (Deficit)
  General partner's                                 $   (330)
  Limited partners' (47,314 units issued
    and outstanding)                                   7,785          7,455
                                                                   $ 31,513

          See Accompanying Notes to Consolidated Financial Statements


b)
                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Revenues:
  Rental income                                          $ 1,817      $  1,834
  Other income                                               138           143
    Total revenues                                         1,955         1,977

Expenses:
  Operating                                                  679           763
  General and administrative                                 104            93
  Depreciation                                               253           254
  Interest                                                   502           701
  Property taxes                                             195           213
  Bad debt expense (recovery), net                            47           (30)
    Total expenses                                         1,780         1,994

Net income (loss)                                        $   175      $    (17)

Net income (loss) allocated to general partner (1%)      $     2      $     --

Net income (loss) allocated to limited partners (99%)        173           (17)

                                                         $   175      $    (17)

Net income (loss) per limited partnership unit           $  3.66      $   (.36)


          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. 6
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Limited
                                  Partnership   General   Limited
                                     Units      Partner  Partners    Total

Original capital contributions       47,384    $      1  $  47,384  $47,385

Partners' (deficit) capital at
  December 31, 1997                  47,314    $   (332) $   7,612  $ 7,280

Net income for the three months
  ended March 31, 1998                   --           2        173      175

Partners' (deficit) capital at
  March 31, 1998                     47,314    $   (330) $   7,785  $ 7,455



          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Three months ended
                                                                  March 31,
                                                              1998        1997
Cash flows from operating activities:
  Net income (loss)                                        $    175    $    (17)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                253         254
    Amortization of mortgage discounts, loan costs,
      and leasing commissions                                    36          38
    Bad debt expense (recovery), net                             47         (30)
    Change in accounts:
      Receivables and deposits                                  146         221
      Other assets                                               40          --
      Accounts payable                                           (6)        (63)
      Tenant security deposit liabilities                         8          --
      Accrued taxes                                             (55)        (21)
      Other liabilities                                        (110)        130

        Net cash provided by operating activities               534         512

Cash flows from investing activities:
  Property improvements and replacements                        (50)        (50)
  Net withdrawals from (deposits to) restricted escrows           4         (19)

        Net cash used in investing activities                   (46)        (69)

Cash flows used in financing activities:
  Payments on mortgage notes payable                            (78)        (75)

Net increase in cash and cash equivalents                       410         368

Cash and cash equivalents at beginning of period              1,941       1,852

Cash and cash equivalents at end of period                 $  2,351    $  2,220

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    469    $    464

Supplemental disclosure of non-cash financing activities:
  Interest on notes payable transferred to principal       $     --    $    423


          See Accompanying Notes to Consolidated Financial Statements

e)
                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during each of the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                        1998       1997

Property management fees (included in
  operating expenses)                                 $   91      $   86

Property lease commissions (included in other
   assets and operating expenses)                         12          22

Reimbursement for services of affiliates
  (included in operating and general and
  administrative expenses)                                68          66

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This loan matured November 25, 1997, and was fully satisfied with the payment of the principal balance of approximately $446,000 plus accrued interest of approximately $208,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, had provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was approximately $911,000 plus accrued interest of approximately $252,000 at December 31, 1996. This debt was in default at December 31, 1996, due to non-payment of interest when due. During 1997, this note was restructured, and previously accrued interest of approximately $423,000 was added to the principal balance. In October 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was approximately $3,376,000 at March 31, 1998. Total interest expense on this financing was approximately $76,000 for the three months ended March 31, 1998, and approximately $73,000 for the same period in 1997.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B shares provide that they are convertible, in whole or in part, into Class A Common Shares of AMIT on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

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

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at March 31, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which was secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructure include adding previously accrued interest of $423,000 to the principal balance, interest will accrue at the rate of 11.5% per annum and the note is due December 31, 2003. Additionally, AMIT was granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan. On
October 8, 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                                    Average
                                                   Occupancy
Property                                     1998            1997

Lazy Hollow Apartments
  Columbia, Maryland (1)                      97%            90%

Homestead Apartments
  East Lansing, Michigan                      92%            92%

Whispering Pines Mobile Home Park
  Lantana, Florida                            95%            95%

Casa Granada Apartments
  Harlingen, Texas                            91%            88%

Mesa Dunes Mobile Home Park
  Mesa, Arizona                               98%            97%

Wakonda Shopping Center
  Des Moines, Iowa                            86%            83%

Town & Country Shopping Center
  Cedar Rapids, Iowa (2)                      79%            94%

(1) The increase in occupancy at Lazy Hollow Apartments is due to increased marketing efforts.

(2) The decrease in occupancy at Town & Country Shopping Center is due to the move out of two large tenants. One tenant that had occupied approximately 13,000 square feet of space moved out and ceased business in the Cedar Rapids area. The second tenant that had occupied approximately 19,000 square feet of space purchased an area competitor and moved operations to that location. The Managing General Partner is currently in discussions with various prospective tenants.


The Partnership realized net income of approximately $175,000 for the three month period ended March 31, 1998, compared to a net loss of approximately $17,000 for the comparable period in 1997. The increase in net income is largely the result of the sale of LaSalle Warehouse in the third quarter of 1997. This property had a net loss of approximately $163,000 for the three months ended March 31, 1997. For the remaining properties, the Partnership realized net income of approximately $175,000 and $146,000, for the three month periods ended March 31, 1998 and 1997, respectively. The increase in net income at the remaining properties is the result of a decrease in operating expenses, especially maintenance and common area expenses. The decreased maintenance expense is the result of exterior building and plumbing work performed at Lazy Hollows in 1997. Common area expenses decreased due to a less severe winter at Town and Country resulting in decreased snow removal expense. Partially offsetting the decrease in operating expenses was an increase in bad debt expense resulting from an adjustment to the reserve at Whispering Pine Mobile Home Park. Additionally, rental income decreased resulting from a decline in occupancy at Town and Country Shopping Center and the timing of percentage rent billings at Wakonda Shopping Center. The decline in occupancy at Town and Country is attributable to two tenants vacating their spaces in 1997. See (2) above.

Included in operating expense for the three months ended March 31, 1998, is approximately $8,000 of major repairs and maintenance, mainly comprised of exterior building improvements. For the three months ended March 31, 1997, operating expense included approximately $14,000 of major repairs and maintenance, mainly comprised of exterior building improvements at Lazy Hollow.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $2,351,000 as compared to approximately $2,220,000 at March 31, 1997. The net increase in cash and cash equivalents for the three month periods ended March 31, 1998 and 1997, was approximately $410,000 and $368,000, respectively. Net cash provided by operating activities increased due to the increase in net income, as discussed above. Partially offsetting this change was an increase in cash used for other liabilities. This change was primarily due to a decrease in prepaid rent received and the timing of payments on accrued expenses. Net cash used in investing activities decreased due to decreased net cash deposits to restricted escrows. Net cash used in financing activities remained relatively consistent.

During the first quarter of 1998, the Partnership received an unsolicited offer from an unaffiliated party to purchase Whispering Pines Mobile Home Park, and has a contract to sell this property for $7,050,000. The buyer is currently waiting for approval from the current mortgage holder. The proceeds from the sale will be applied to the outstanding debt on the property. There can be no assurances; however, that the negotiations to sell this property will be successful.

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured. As part of the restructure, the Partnership allowed AMIT a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center. On October 8, 1997, LaSalle Warehouse was sold to an unaffiliated party. The sales price of the property was $1,300,000. The sale resulted in net proceeds of approximately $1,229,000 after payment of closing costs. At the time of closing the outstanding mortgage balance of approximately $1,334,000 was repaid from the net proceeds and other Partnership funds. The Partnership recorded a gain on disposition of property of approximately $692,000 as well as an extraordinary loss on early extinguishment of debt of approximately $21,000 related to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At March 31, 1998, the mortgage indebtedness of approximately $23,302,000 has maturity dates ranging from September 1999 to July 2019. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the three months ended March 31, 1998 or 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.




b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1998.


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



                              ANGELES INCOME PROPERTIES, LTD. 6

                              By:   Angeles Realty Corporation II
                                    General Partner


                              By:   /s/ Carroll D. Vinson
                                    Carroll D. Vinson
                                    President


                              By:   /s/ Robert D. Long
                                    Robert D. Long
                                    Vice President and Chief
                                    Accounting Officer


                              Date: May 12, 1998