Form 10QSB
period 1998-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 1998-08-12
CIK 812564

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


                  For the quarterly period ended June 30, 1998


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                        $  2,618
  Receivables and deposits (net of
    allowance of $126)                                                  937
  Restricted escrows                                                    303
  Other assets                                                          705
  Investment properties:
    Land                                            $  5,944
    Buildings and related personal property           30,541
                                                      36,485
    Less accumulated depreciation                     (9,165)        27,320
                                                                   $ 31,883

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable                                                 $    161
  Tenant security deposit liabilities                                   113
  Accrued property taxes                                                442
  Other liabilities                                                     442
  Mortgage notes payable                                             23,227

Partners' Capital (Deficit):
  General partner's                                 $   (330)
  Limited partners' (47,314 units issued
    and outstanding)                                   7,828          7,498
                                                                   $ 31,883
          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                    1998        1997         1998        1997
Revenues:
  Rental income                   $ 1,846     $ 1,797      $ 3,663      $ 3,631
  Other income                        114         127          252          270
     Total revenues                 1,960       1,924        3,915        3,901

Expenses:
  Operating                           846         677        1,525        1,445
  General and administrative          114          98          218          191
  Depreciation                        262         256          515          510
  Interest                            503         562        1,005        1,258
  Property tax                        193         212          388          425
  Bad debt (recovery)
   expense, net                        (1)         52           46           22
     Total expenses                 1,917       1,857        3,697        3,851
Net income                        $    43     $    67      $   218      $    50

Net income allocated to
  general partner (1%)            $    --     $     1      $     2      $     1
Net income allocated to
  limited partners (99%)               43          66          216           49
                                  $    43     $    67      $   218      $    50
Net income per limited
  partnership unit                $   .90     $  1.40      $  4.56      $  1.04

          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. 6

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership     General    Limited
                                      Units        Partner    Partners      Total
Original capital contributions        47,384      $      1    $  47,384  $  47,385

Partners' (deficit) capital at
  December 31, 1997                   47,314      $   (332)   $   7,612  $   7,280

Net income for the six months
  ended June 30, 1998                     --             2          216        218

Partners' (deficit) capital at
  June 30, 1998                       47,314      $   (330)   $   7,828  $   7,498

          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six months ended
                                                                 June 30,
                                                              1998        1997
Cash flows from operating activities:
  Net income                                               $    218     $     50
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                515          510
    Amortization of mortgage discounts, loan costs,
      and leasing commissions                                    72           85
    Bad debt expense                                             46           22
    Change in accounts:
      Receivables and deposits                                  (20)          (3)
      Other assets                                               42          (16)
      Accounts payable                                           82          (94)
      Tenant security deposit liabilities                        14           (2)
      Accrued property taxes                                     93          118
      Other liabilities                                          50          265

        Net cash provided by operating activities             1,112          935

Cash flows from investing activities:
  Property improvements and replacements                       (262)        (110)
  Net (deposits to) withdrawals from restricted escrows         (14)          16

        Net cash used in investing activities                  (276)         (94)

Cash flows used in financing activities:
  Payments on mortgage notes payable                           (159)        (147)

Net increase in cash and cash equivalents                       677          694

Cash and cash equivalents at beginning of period              1,941        1,852

Cash and cash equivalents at end of period                 $  2,618     $  2,546

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $    950     $    977

Supplemental disclosure of non-cash financing activities:
  Interest on notes payable transferred to principal       $     --     $    423

          See Accompanying Notes to Consolidated Financial Statements

e)
                       ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following payments were made to the General Partner and affiliates during each of the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                        1998        1997

Property management fees (included in
  operating expenses)                                 $  180      $  171

Property lease commissions (included in other
   assets and operating expenses)                         16          17

Reimbursements for services of affiliates
  (included in operating and general and
  administrative expenses)                               141         119

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

In November 1992, Angeles Acceptance Pool ("AAP"), a Delaware limited partnership, was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This loan matured November 25, 1997, and was fully satisfied with the payment of the principal balance of approximately $446,000 plus accrued interest of approximately $208,000.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, formerly affiliated with Angeles, had provided first trust financing secured by the Partnership's investment property, LaSalle Warehouse. Total indebtedness was approximately $911,000 plus accrued interest of approximately $252,000 at December 31, 1996. This debt was in default at December 31, 1996, due to non-payment of interest when due. During 1997, this note was restructured, and previously accrued interest of approximately $423,000 was added to the principal balance. In October 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds. In addition, AMIT made a loan to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. Total indebtedness was approximately $3,366,000 at June 30, 1998. Total interest expense on this financing was approximately $164,000 and $150,000 for the six months ended June 30, 1998 and 1997, respectively.

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

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructure of the mortgage indebtedness to AMIT, which was secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructure included adding previously accrued interest of $423,000 to the principal balance, interest accruing at the rate of 11.5% per annum and the note being due December 31, 2003. Additionally, AMIT was granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan. On October 8, 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds.

NOTE D - SALE OF INVESTMENT PROPERTY

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party, Hometown America, L.L.C., a South Carolina limited liability company, for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership anticipates realizing a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998.

The sales transactions are summarized as follows (amounts in thousands):

       Net sale price, net of selling costs     $   6,961
       Net real estate (1)                         (3,966)
       Net other liabilities                           --
        Gain on sale of real estate             $   2,995

   (1) Net of accumulated depreciation of approximately $1,087,000.

The following unaudited pro-forma information reflects the operations of the Partnership for the six months ended June 30, 1998 and 1997, as if Whispering Pines Mobile Home Park had been sold January 1, 1997.


                                            1998            1997
                                  (in thousands, except per unit data)

Revenues                                 $ 3,331         $ 3,371
Net income                                   219             141
Income per limited partnership unit         4.58            2.95


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of two commercial properties, three apartment complexes and two mobile home parks. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1998 and 1997:


                                                  Average
                                                 Occupancy
Property                                     1998           1997

Lazy Hollow Apartments
  Columbia, Maryland (1)                     97%             91%

Homestead Apartments
  East Lansing, Michigan                     91%             91%

Whispering Pines Mobile Home Park
  Lantana, Florida                           95%             95%

Casa Granada Apartments
  Harlingen, Texas                           92%             91%

Mesa Dunes Mobile Home Park
  Mesa, Arizona                              91%             91%

Wakonda Shopping Center
  Des Moines, Iowa                           86%             83%

Town & Country Shopping Center
  Cedar Rapids, Iowa                         83%             86%

(1) The increase in occupancy at Lazy Hollow Apartments is due to increased marketing efforts.

The Partnership realized net income of approximately $218,000 for the six month period ended June 30, 1998, compared to net income of approximately $50,000 for the comparable period in 1997. For the three months ended June 30, 1998 and 1997, the Partnership realized net income of approximately $43,000 and $67,000, respectively. The increase in net income is largely the result of the sale of LaSalle Warehouse in the fourth quarter of 1997. This property had a net loss of approximately $179,000 for the six months ended June 30, 1997. For the remaining properties, net income had a slight decrease for the six month period ended June 30, 1998, versus the comparable period in 1997. The decrease in net income at the Partnership's remaining properties is the result of an increase in operating expenses, especially common area expenses. Common area expenses increased due to parking lot repairs at the Wakonda Shopping Center. Partially offsetting the increase in operating expenses was an increase in rental income resulting from rental rate increases at the Partnership's residential properties and the improved occupancy at Lazy Hollow as noted above. The decrease in net income for the three months ended June 30, 1998, is attributable to the changes highlighted above.

Included in operating expense for the six months ended June 30, 1998, is approximately $35,000 of major repairs and maintenance, mainly comprised of exterior painting and building improvements. For the six months ended June 30, 1997, operating expense included approximately $27,000 of major repairs and maintenance, mainly comprised of exterior building improvements, major landscaping, and pool repairs.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,618,000 as compared to approximately $2,546,000 at June 30, 1997. The net increase in cash and cash equivalents for the six month periods ended June 30, 1998 and 1997, was approximately $677,000 and $694,000, respectively. Net cash provided by operating activities increased due to the sale of LaSalle Warehouse in the fourth quarter of 1997 which produced an operating loss in 1997. A decrease in other assets and an increase in accounts payable contributed to the increase in cash provided by operating activities. The decrease in other assets is the result of a change in the timing of prepaid taxes. The increase in cash from accounts payable is the result of the timing of payments. Partially offsetting these increases was a decrease in other liabilities. The decrease in other liabilities is the result of a change in the timing of payments on accrued expenses. Net cash used in investing activities increased due to increased capital improvement and replacement expenditures. Net cash used in financing activities remained relatively stable.

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party, Hometown America, L.L.C., a South Carolina limited liability company, for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership anticipates realizing a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership anticipates realizing a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998.

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured. As part of the restructure, the Partnership allowed AMIT a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center. On October 8, 1997, LaSalle Warehouse was sold to an unaffiliated third party. The sales price of the property was $1,300,000. The sale resulted in net proceeds of approximately $1,229,000 after payment of closing costs. At the time of closing, the outstanding mortgage balance of approximately $1,334,000 was repaid from the net proceeds and other Partnership funds. The Partnership recorded a gain on disposition of property of approximately $692,000 as well as an extraordinary loss on early extinguishment of debt of approximately $21,000 related to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. At June 30, 1998, the mortgage indebtedness of approximately $23,227,000 has maturity dates ranging from September 1999 to July 2019. The General Partner is currently evaluating the feasibility of the sale of Mesa Dunes Mobile Home Park. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There were no cash distributions during the six months ended June 30, 1998 or 1997.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

b)  Reports on Form 8-K:  None filed during the quarter ended June 30, 1998.



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


                              Date: August 12, 1998