Form 10QSB
period 1998-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 1998-11-16
CIK 812564

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
  Cash and cash equivalents                                  $  4,525
  Receivables and deposits (net of
    allowance of $13)                                             620
  Restricted escrows                                              285
  Other assets                                                    651
  Investment properties:
    Land                                           $  4,748
    Buildings and related personal property          26,851
                                                     31,599
    Less accumulated depreciation                    (8,319)   23,280
                                                             $ 29,361

Liabilities and Partners' Capital

Liabilities:
  Accounts payable                                           $     87
  Tenant security deposit liabilities                              91

  Accrued property taxes                                          238
  Other liabilities                                               393
  Mortgage notes payable                                       18,200

Partners' Capital:
  General partner's                                $    104
  Limited partners' (47,314 units issued
    and outstanding)                                 10,248    10,352
                                                             $ 29,361

               See Accompanying Notes to Consolidated Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months             Nine Months
                                   Ended September 30,     Ended September 30,
                                    1998        1997        1998        1997
Revenues:
 Rental income                    $ 1,516      $ 1,722    $ 5,179      $ 5,353
 Other income                          80           80        332          350
 Gain on sale of investment
  property                          2,995           --      2,995           --
     Total revenues                 4,591        1,802      8,506        5,703

Expenses:
  Operating                           614          844      2,139        2,289
  General and administrative          111          109        329          300
  Depreciation                        240          261        755          771
  Interest                            395          538      1,400        1,796
  Property tax                        157          180        545          605
  Bad debt (recovery)
   expense, net                        (9)         (67)        37          (45)
     Total expenses                 1,508        1,865      5,205        5,716
Income (loss) before
 extraordinary item                 3,083          (63)     3,301          (13)

Extraordinary loss on
 early extinguishment of debt        (229)          --       (229)          --
Net income (loss)                 $ 2,854      $   (63)   $ 3,072      $   (13)
Net income (loss) allocated to
  general partner                 $   434      $    (1)   $   436      $    --
Net income (loss) allocated to
  limited partners                  2,420          (62)     2,636          (13)
                                  $ 2,854      $   (63)   $ 3,072      $   (13)

Per limited partnership unit:
Income (loss) before
 extraordinary item               $ 55.94      $ (1.31)   $ 60.50      $  (.27)
Extraordinary loss on
 early extinguishment of debt       (4.79)          --      (4.79)          --
Net income (loss)                 $ 51.15      $ (1.31)   $ 55.71      $  (.27)

               See Accompanying Notes to Consolidated Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. 6

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership  General    Limited
                                     Units     Partner    Partners    Total

Original capital contributions        47,384   $      1   $  47,384 $  47,385

Partners' (deficit) capital at
  December 31, 1997                   47,314   $   (332)  $   7,612 $   7,280

Net income for the nine months
  ended September 30, 1998                --        436       2,636     3,072

Partners' capital at
  September 30, 1998                  47,314   $    104   $  10,248 $  10,352

               See Accompanying Notes to Consolidated Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998       1997
Cash flows from operating activities:
  Net income (loss)                                        $  3,072   $    (13)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                755        771
    Amortization of mortgage discounts, loan costs,
      and leasing commissions                                   104        122
    Bad debt expense (recovery)                                  37        (45)
    Gain on sale of investment property                      (2,995)        --
    Extraordinary loss on early extinguishment of debt          229         --
    Changes in accounts:
      Receivables and deposits                                  306        254
      Other assets                                              (98)      (110)
      Accounts payable                                            8        (85)
      Tenant security deposit liabilities                        (8)        (3)
      Accrued property taxes                                   (111)        27
      Other liabilities                                           1        253

        Net cash provided by operating activities             1,300      1,171

Cash flows from investing activities:
  Property improvements and replacements                       (426)      (194)
  Net proceeds from sale of investment property               6,959         --
  Net withdrawals from (deposits to) restricted escrows           4         (1)

        Net cash provided by (used in) investing
           activities                                         6,537       (195)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (226)      (222)
  Repayment of mortgage notes payable                        (5,027)        --
        Net cash used in financing activities                (5,253)      (222)

Net increase in cash and cash equivalents                     2,584        754

Cash and cash equivalents at beginning of period              1,941      1,852

Cash and cash equivalents at end of period                 $  4,525   $  2,606

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  1,340   $  1,474

Supplemental disclosure of non-cash financing activities:
  Interest on notes payable transferred to principal       $     --   $    423

               See Accompanying Notes to Consolidated Statements


e)
                       ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following payments were made to the General Partner and its affiliates during each of the nine month periods ended September 30, 1998 and 1997:

                                                         1998        1997
                                                         (in thousands)
Property management fees (included in
  operating expenses)                                 $  254      $  251

Property lease commissions (included in other
  assets and operating expenses)                          34          16

Reimbursements for services of affiliates, including
  approximately $7,000 and $5,000 of construction
  service reimbursements in 1998 and 1997,
  respectively (included in investment properties
  and operating and general and administrative
  expenses)                                              221         166

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

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, provided financing (the "AMIT Loan") to Mesa Dunes, Wakonda and Town & Country Partners ("Mesa Dunes") secured by the Mesa Dunes real properties known as Mesa Dunes Mobile Home Park, Wakonda Shopping Center and Town & Country Shopping Center. The AMIT Loan had a principal balance of approximately $3,359,000 at September 30, 1998, bears interest at a rate of 9% per annum and matures on December 2003, at which time it is scheduled to be fully amortized. Interest expense on the debt secured by Mesa Dunes was approximately $227,000 and $212,000 for the nine months ended September 30, 1998 and 1997, respectively. Accrued interest was approximately $25,000 at September 30, 1998. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. As a result, IPT became the holder of the AMIT Loan.

NOTE C - RESTRUCTURE OF DEBT SECURED BY LASALLE WAREHOUSE

The General Partner successfully negotiated a restructuring of the mortgage indebtedness to AMIT, now IPT (see "Note B"), which was secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructuring included adding previously accrued interest of $423,000 to the principal balance, accruing interest at the rate of 11.5% per annum and extending the maturity due to December 31, 2003. Additionally, AMIT was granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan. On October 8, 1997, LaSalle Warehouse was sold, and the mortgage balance of approximately $1,334,000 was paid from the sales proceeds and other Partnership funds.

NOTE D - SALE OF INVESTMENT PROPERTY

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamortized loan costs and mortgage discount. The General Partner is currently evaluating the feasibility of a distribution of the sale proceeds.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's remaining investment properties consist of two commercial properties, three apartment complexes and a mobile home park. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1998 and 1997:

                                             Average Occupancy
Property                                     1998           1997
Lazy Hollow Apartments
  Columbia, Maryland (1)                     97%             92%
Homestead Apartments
  East Lansing, Michigan                     89%             92%
Casa Granada Apartments
  Harlingen, Texas                           93%             93%
Mesa Dunes Mobile Home Park
  Mesa, Arizona                              89%             89%
Wakonda Shopping Center
  Des Moines, Iowa                           85%             83%
Town & Country Shopping Center
  Cedar Rapids, Iowa (2)                     86%             82%

(1) The increase in occupancy at Lazy Hollow Apartments is due to increased marketing efforts.
(2) The increase in occupancy at Town and Country Shopping Center is the result of two tenants occupying approximately 6,000 square feet moving in during the third quarter of 1998.

The Partnership realized net income of approximately $3,072,000 for the nine month period ended September 30, 1998, compared to a net loss of approximately $13,000 for the comparable period in 1997. For the three months ended September 30, 1998, the Partnership realized net income of approximately $2,854,000, compared to a net loss of approximately $63,000 for the comparable period in 1997. The increase in net income for both the three and nine month periods ended September 30, 1998, is the result of the gain of approximately $2,995,000 realized on the sale of Whispering Pines Mobile Home Park during the third quarter of 1998. This property had a net loss of approximately $32,000 for the nine month period ended September 30, 1997. Additionally, contributing to the increase in net income was the sale of LaSalle Warehouse in the fourth quarter of 1997. This property had a net loss of approximately $196,000 for the nine month period ended September 30, 1997. For the Partnership's remaining properties, net income increased approximately $154,000 during the nine month period ended September 30, 1998, from the comparable period in 1997. The increase in net income at the remaining properties is primarily the result of increased rental income and decreased maintenance expense. Rental income increased as a result of the improved occupancy at Lazy Hollow, as noted above. The decrease in maintenance expense arises from exterior and interior repairs performed during the nine months ended September 30, 1997. These increases in net income were partially offset by an increase in general and administrative expense due to an increase in reimbursements for services to affiliates of the General Partner.

Included in operating expense for the nine months ended September 30, 1998, is approximately $44,000 of major repairs and maintenance, mainly comprised of exterior painting and building improvements. For the nine months ended September 30, 1997, operating expense included approximately $104,000 of major repairs and maintenance, mainly comprised of exterior building improvements, parking lot repairs and major landscaping.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $4,525,000 as compared to approximately $2,606,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine month periods ended September 30, 1998 and 1997, was approximately $2,584,000 and $754,000, respectively. Net cash provided by operating activities increased due to the increase in rental income at the Partnership's remaining properties, as discussed above. Also contributing to the increase in cash provided by operations was an increase in accounts payable due to the timing of payments to vendors. Partially offsetting the increase in cash from operations were decreases in other liabilities and accrued property taxes. Other liabilities decreased as a result of a change in the timing of payments on accrued expenses. The decline in accrued taxes is largely the result of the release of the accrual for taxes resulting from the sale of Whispering Pines Mobile Home Park during the third quarter of 1998. Net cash provided by investing activities increased from the proceeds on the sale of Whispering Pines Mobile Home Park. This increase was partially offset by an increase in expenditures for property improvements and replacements at the Partnership's remaining properties. Cash used in financing activities increased due to the repayment of the mortgages encumbering Whispering Pines Mobile Home Park.

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs.
The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. Additionally, the Partnership realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamortized loan costs and mortgage discount.

The General Partner successfully negotiated a restructuring of the mortgage indebtedness to Angeles Mortgage Investment Trust ("AMIT"), now Insignia Properties Trust ("IPT"), which was secured by the LaSalle Warehouse, during the first quarter of 1997. The terms of the restructuring included adding previously accrued interest of $423,000 to the principal balance, accruing interest at the rate of 11.5% per annum and extending the maturity date to December 31, 2003. Additionally, AMIT was granted a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center as additional security on this loan. On October 8, 1997, LaSalle Warehouse was sold to an unaffiliated third party. The sales price of the property was $1,300,000. The sale resulted in net proceeds of approximately $1,229,000 after payment of closing costs. At the time of closing, the outstanding mortgage balance of approximately $1,334,000 was repaid from the net proceeds and other Partnership funds. The Partnership recorded a gain on disposition of property of approximately $692,000 as well as an extraordinary loss on early extinguishment of debt of approximately $21,000 related to the write off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets, meet mortgage obligations, and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. At September 30, 1998, the mortgage indebtedness of approximately $18,200,000 has maturity dates ranging from September 1999, for the mortgage encumbering Casa Granada, to July 2019. The General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The General Partner is currently evaluating the feasibility of the sale of Mesa Dunes Mobile Home Park. There were no cash distributions during the nine months ended September 30, 1998 or 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The General Partner is currently evaluating the feasibility of a distribution of the Whispering Pines Mobile Home Park sale proceeds. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO
acquired control of the General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

       b)  Reports on Form 8-K:

           A Form 8-K was filed by the Partnership, dated July 30, 1998, relating to the sale of Whispering Pines Mobile Home Park on July 16, 1998.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANGELES INCOME PROPERTIES, LTD. 6

                                By:     Angeles Realty Corporation II
                                        Its General Partner


                                By:     /s/Patrick Foye
                                        Patrick Foye
                                        Executive Vice President


                                By:     /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President, Accounting
                                        (Duly Authorized Officer)

                                Date:    November 16, 1998