Form 10KSB
period 1998-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 1999-03-30
CIK 812564

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year. $10,104,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date.

The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") and is wholly-owned by Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO.

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real property. At December 31, 1998, the Partnership owned and operated three residential properties, one mobile home park and two commercial properties. Subsequent to December 31, 1998, the partnership sold the mobile home park. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.
The General Partner intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the investment properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the Managing General Partner for the years ended December 31, 1998 and 1997. As of October 1, 1998, these services for the commercial properties was provided by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments and commercial space properties. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition
for the apartments is local.   In addition, various limited partnerships have
been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant. The General Partner is not a significant factor in commercial real estate.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                        Date of
Property                Purchase Type of Ownership              Use

Lazy Hollow Apartments  07/01/89 Fee ownership, subject to      Apartment
 Columbia, MD                    a first mortgage               178 units

Homestead Apartments    11/10/88 Fee ownership, subject to      Apartment
 East Lansing, MI                a first mortgage               168 units

Casa Granada Apartments 04/30/89 Fee ownership, subject to      Apartment
 Harlingen, TX                   a first mortgage (1)           108 units

Mesa Dunes              04/01/95 Fee ownership, subject to      Mobile Home
 Mobile Home Park                first and second mortgages (3) 451 pads
 Mesa, AZ

Wakonda Shopping Center 04/01/95 Fee ownership, subject to      Commercial
 Des Moines, IA                  first mortgage (2)             147,000 sq. ft.

Town & Country          04/01/95 Fee ownership, subject to      Commercial
 Shopping Center                 first mortgage (2)             104,000 sq.
 Cedar Rapids, IA                                               ft.(4)

(1) Property is held by a Limited Partnership which the Registrant owns a 99% interest in.

(2) Property is held by a Limited Partnership which the Registrant owns a 100% interest in.

(3) Property was sold subsequent to year end. See "Note K" for further information regarding this transaction.

(4) During May 1997, a tenant occupying 18,600 square feet moved out as its lease had expired. The tenant was a bowling center and occupied the basement level of the property. Due to the estimated high cost of improving this space and its basement location, the space is considered non-leasable space and is not included in the square footage above.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciated, depreciable life, method of depreciation and Federal tax basis.


                         Gross

                        Carrying  Accumulated                       Federal

Property                 Value    Depreciation   Rate    Method    Tax Basis

                            (in thousands)                      (in thousands)


Lazy Hollow Apartments   $ 6,707   $ 2,538     5-40 yrs   S/L     $ 8,183

Homestead Apartments       5,572     1,908     5-40 yrs   S/L       5,148

Casa Granada Apartments    2,667       694     5-40 yrs   S/L       2,129

Mesa Dunes Mobile

 Home Park                 8,968     1,428     5-40 yrs   S/L       7,177

Wakonda Shopping Center    3,553     1,009     5-40 yrs   S/L       4,647

Town & Country

Shopping Center            4,454       985     5-40 yrs   S/L       3,550

                         $31,921   $ 8,562                        $30,834


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                 Principal

                           Balance At   Stated                        Balance

                          December 31, Interest  Period  Maturity     Due At

Property                      1998       Rate   Amortized  Date    Maturity (3)

                         (in thousands)                           (in thousands)

Lazy Hollow Apartments

 1st trust deed           $   4,004      7.50%   30 yrs   07/2019   $    --

Homestead Apartments

 1st trust deed               3,134      7.33%   30 yrs   11/2003     2,935

Casa Granada Apartments

 1st trust deed               1,288     10.07%   30 yrs   09/1999     1,280

Mesa Dunes Mobile

Home Park

 1st trust deed               6,234      7.83%  28.67 yrs 10/2003     5,699

 2nd trust deed                 205      7.83%     (1)    10/2003       205

Wakonda Shopping Center/

Town & Country Shopping

Center

 1st trust deed (2)           3,350      9.0%    30 yrs   12/2003     3,125

                             18,215

Less unamortized

  discount                      (80)                               $ 13,244


   Total                  $  18,135


(1) Interest only payments.
(2) Payable to Angeles Mortgage Investment Trust ("AMIT") (See "Note E" in "Item 7").
(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property.


                                          Average Annual          Average

                                           Rental Rates          Occupancy

Property                                1998          1997      1998   1997


Lazy Hollow Apartments (1)           $9,391/unit   $9,140/unit  97%    93%

Homestead Apartments (2)              7,657/unit    7,379/unit  89%    94%

Casa Granada Apartments               5,595/unit    5,564/unit  94%    93%

Mesa Dunes Mobile Home Park           2,942/unit    2,845/unit  89%    89%

Wakonda Shopping Center                5.04/s.f.     5.82/s.f.  85%    84%

Town & Country Shopping Center (3)     6.80/s.f.     6.72/s.f.  89%    85%

(1) The increase in occupancy at Lazy Hollow Apartments is due to increased marketing efforts.

(2) Occupancy at Homestead Apartments has decreased due to increased competition in the local market.

(3) The increase in average occupancy at Town & Country Shopping Center is due to the move-out of two large tenants occupying a combined total of approximately 32,000 square feet. As discussed above in "Description of Properties", the vacancy created in the basement space of the center is now considered non-leasable space. The 1997 occupancy rate above is based on that space being excluded as of May 1997 when the tenant vacated.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial lease expirations for the years 1999-2008:


                                Number of                           % of Gross

Town & Country Shopping Center Expirations Square Feet Annual Rent Annual Rent


1999 (1)                            8        22,869       $131         15%

2000                                7        21,566        150         17%

2001                               10        37,181        217         24%

2002                                3         3,701         --          6%

2003                                4        16,260        157         17%

2004                                -            --         --         --

2005                                1         1,517         14          2%

2006-2008                           -            --         --         --


(1) The General Partner anticipates re-negotiating these leases with the current tenants.


                            Number of                              % of Gross

Wakonda Shopping Center    Expirations  Square Feet  Annual Rent  Annual Rent


1999 (1)                        9         22,783        $153          27%

2000                            4          5,867          44           8%




2001                            5         13,963         103          18%

2002                            3         61,523         119          21%

2003                           --             --          --          --

2004                            1          6,210          34           6%

2005                            1          3,500          37           6%

2006-2007                      --             --          --          --

2008                           --          4,300          33           5%


(1) The General Partner anticipates re-negotiating these leases with the current tenants.

The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each commercial property:


                                    Square Footage   Annual Rent      Lease

    Property     Nature of Business     Leased      Per Square Ft  Expiration


Town and Country

Shopping Center  Variety Discount       14,112        $ 6.52       01/31/01




Wakonda

Shopping

Center           Grocery                47,382        $  .78       01/31/02


REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                               1998             1998

                                             Billing            Rate

                                          (in thousands)


Lazy Hollow Apartments (1)                 $   133            3.42%

Homestead Apartments                           138            5.39%

Casa Granada Apartments                         36            2.38%

Mesa Dunes Mobile Home Park                     27            1.13%

Wakonda Shopping Center (1)                    238            4.03%

Town & Country Shopping Center (1)             100            3.02%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

CAPITAL IMPROVEMENTS:

Town and Country Shopping Center

During the year ended December 31, 1998, the Partnership completed approximately $311,000 of capital improvements at Town and Country Shopping Center primarily consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,308,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $1,308.000.

Wakonda Shopping Center

During the year ended December 31, 1998, the Partnership completed approximately $113,000 of capital improvements at Wakonda Shopping Center consisting of tenant improvements and HVAC units. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $326,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and building improvements. These improvements are expected to cost approximately $38,000.

Mesa Dunes Mobile Home Park

During the year ended December 31, 1998, the Partnership completed approximately $8,000 of capital improvements at Mesa Dunes Mobile Home Park primarily consisting of a golf cart purchase and building improvements. These improvements were funded from cash flow from operations. This property was sold subsequent to year end on February 22, 1999.

Homestead Apartments

During the year ended December 31, 1998, the Partnership completed approximately $62,000 of capital improvements at Homestead Apartments consisting of flooring and building improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and building improvements. These improvements are expected to be paid from replacement reserves and operating cash flow. These improvements are expected to cost approximately $183,000.

Casa Granada Apartments

During the year ended December 31, 1998, the Partnership completed approximately $60,000 of capital improvements at Casa Granada Apartments primarily consisting of parking lot repairs and appliances. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $429,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $429,000.

Lazy Hollow Apartments

During the year ended December 31, 1998, the Partnership completed approximately $190,000 of capital improvements at Lazy Hollow Apartments consisting of cabinetry, building improvements and flooring. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $444,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to be cost approximately $586,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.






                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 1998, had 47,311 Limited Partnership Units outstanding held by 3,733 Limited Partners of record. Affiliates of the General Partner owned 5,638 units or 11.7% at December 31, 1998. During 1998, the number of Limited Partnership Units, decreased by 3 due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 1998 or 1997. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $3,131,000 versus net income of approximately $815,000 for the years ended December 31, 1998 and 1997, respectively. The increase in net income is due primarily to the gain of approximately $2,995,000 realized on the sale of Whispering Pines Mobile Home Park during the third quarter of 1998, as compared to a gain of approximately $692,000 on the sale of La Salle Warehouse in October, 1997. See "Note D" of the financial statements in "Item 7." for a discussion of these property sales. As a result of these property sales, during the year ended December 31, 1998 the Partnership realized decreases in rental and other income in addition to operating expenses, depreciation, interest expenses, and property taxes. Excluding the gain on disposition of property and the extraordinary loss relating to the property sales in both years, the Partnership realized net income of approximately $365,000 and $144,000 for the years ended December 31, 1998 and 1997, respectively. Rental income at each property increased due to rental rate increases at all of the Partnership's remaining investment properties and the improved occupancy at Lazy Hollow. This increase was offset by decreased rental revenues due to the sale of Whispering Pines. Partially offsetting the increase in net income at the Partnership's remaining properties was an increase in management fees included in general and administrative expenses. The increase is due to the accrual of a Partnership management fee of $104,000 in December 1998. The fee was accrued for executive and management services and was equal to 10% of "net cash available for distributions" pursuant to the Partnership Agreement. Maintenance expense decreased as a result of the interior and exterior improvements made during the year ended December 31, 1997.

Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $4,918,000 versus approximately $1,941,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $2,099,000 of cash provided by operating activities and approximately $6,196,000 of cash provided by investing activities, which was partially offset by approximately $5,318,000 of cash used in financing activities. Cash provided by investing activities consisted of the proceeds from the sale of Whispering Pines in the third quarter of 1998 which was partially offset by property improvements and replacements and by deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted primarily of repayments of the mortgage encumbering Whispering Pines. The Registrant invests its working capital reserves in a money market accounts.

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

During the first quarter of 1997, the mortgage debt secured by LaSalle Warehouse was restructured (See "Note C" in "Item 7."). In October 1997, the Partnership sold LaSalle Warehouse and the net proceeds from the sale were applied to the outstanding debt to AMIT. In addition, as part of the restructure, the Partnership allowed AMIT to place a second mortgage on the Wakonda Shopping Center and the Town & Country Shopping Center.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $2,544,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include, but are not limited to, tenant improvements interior and exterior building improvements, parking lot repairs, plumbing upgrades, major landscaping, roof replacement, major building repairs and improvements to its recreational facility. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,135,000 net of discount, has maturity dates ranging from September 1999 to July 2019. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No cash distributions were made during the years ended December 31, 1998 or 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

The following pro-forma information reflects the operations of the Partnership for the years ended December 31, 1998 and 1997, as if Whispering Pines Mobile Home Park, LaSalle Warehouse, and Mesa Dunes had been sold January 1, 1997.


                                            1998          1997

                               (in thousands, except per unit data)


Revenues                                 $ 5,201         $ 5,216

Net income                                   231             312

Income per limited partnership unit         4.88            6.59





Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.   FINANCIAL STATEMENTS


ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young, LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 1998

     Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

     Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

     Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
       1997

     Notes to Consolidated Financial Statements









               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6



We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                     /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999







                       ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                               December 31, 1998


Assets

  Cash and cash equivalents                                        $  4,918

  Receivables and deposits                                              623

  Restricted escrows                                                    303

  Other assets                                                          620

  Investment properties (Notes C and G):

    Land                                            $  4,748

    Buildings and related personal property           27,173

                                                      31,921

    Less accumulated depreciation                     (8,562)        23,359

                                                                   $ 29,823

Liabilities and Partners' Capital


Liabilities

  Accounts payable                                                 $     95


  Tenant security deposit liabilities                                    97

  Accrued property taxes                                                377

  Other liabilities                                                     708

  Disposition payable to General Partner                                212

    (Note F)

  Mortgage notes payable (Note C)                                    18,135


Partners' Capital

  General partner                                   $    102

  Limited partners (47,311 units issued

    and outstanding)                                  10,097         10,199

                                                                   $ 29,823


          See Accompanying Notes to Consolidated Financial Statements





                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,

                                                            1998      1997

Revenues:

  Rental income                                           $  6,709  $  7,293

  Other income                                                 400       427

  Gain on disposition of property (Note D)                   2,995       692

      Total revenues                                        10,104     8,412


Expenses:

  Operating                                                  2,697     3,040

  General and administrative                                   567       412

  Depreciation                                                 999     1,031

  Interest                                                   1,778     2,300

  Property taxes                                               703       793

       Total expenses                                        6,744     7,576


Income before extraordinary item                             3,360       836


Extraordinary loss on early extinguishment


  of debt (Note D)                                            (229)      (21)


Net income                                                $  3,131  $    815


Net income allocated to general partner                   $    646  $      8


Net income allocated to limited partners                     2,485       807


                                                          $  3,131  $    815


Net income per limited partnership unit:

  Income before extraordinary item                        $  57.31  $  17.49

  Extraordinary loss on early

    extinguishment of debt                                   (4.79)     (.44)

  Net income                                              $  52.52  $  17.05


          See Accompanying Notes to Consolidated Financial Statements




                       ANGELES INCOME PROPERTIES, LTD. 6


       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)




                                     Limited

                                   Partnership  General   Limited

                                      Units     Partner   Partners     Total


Original capital contributions        47,384    $    1    $ 47,384   $ 47,385


Partners' (deficit) capital at

 December 31, 1996                    47,314    $ (340)   $  6,805   $  6,465


Net income for the year ended

 December 31, 1997                        --         8         807        815


Partners' (deficit) capital

 at December 31, 1997                 47,314      (332)      7,612      7,280


Abandonment of Limited


 Partnership Units (Note I)               (3)       --          --         --


Disposition payable to

 General Partner (Note F)                 --      (212)         --       (212)


Net income for the year ended

 December 31, 1998                        --       646       2,485      3,131


Partners' capital

 at December 31, 1998                 47,311    $  102    $ 10,097   $ 10,199


          See Accompanying Notes to Consolidated Financial Statements






                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years ended


                                                              December 31,

                                                             1998       1997

Cash flows from operating activities:

  Net income                                               $  3,131   $    815

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                                999      1,031

    Amortization of discounts, loan costs, and

      leasing commissions                                       124        157

    Gain on sale of investment property                      (2,995)      (692)

    Extraordinary loss on early extinguishment of debt          229         21

  Change in accounts:

    Receivables and deposits                                    340         59

    Other assets                                                (87)       (66)

    Accounts payable                                             16        (80)

    Tenant security deposit liabilities                          (2)       (15)

    Accrued taxes                                                28         41

    Other liabilities                                           316         59

Net cash provided by operating activities                     2,099      1,330

Cash flows from investing activities:

  Property improvements and replacements                       (749)      (370)

  Net deposits to restricted escrows                            (14)       (17)

  Proceeds from sale of investment property                   6,959      1,229


    Net cash provided by investing activities                 6,196        842


Cash flows from financing activities:

  Payments on mortgage notes payable                           (291)      (297)

  Repayment of mortgage notes payable                        (5,027)    (1,780)

  Loan costs paid                                                --         (6)


    Net cash used in financing activities                    (5,318)    (2,083)


Net increase in cash and cash equivalents                     2,977         89


Cash and cash equivalents at beginning of period              1,941      1,852


Cash and cash equivalents at end of period                 $  4,918   $  1,941


Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $  1,707   $  2,174


Supplemental disclosure of non-cash financing activities:

  Interest on notes payable transferred to principal       $     --   $    423


  Disposition payable to General Partner                   $    212   $     --


          See Accompanying Notes to Consolidated Financial Statements




                       ANGELES INCOME PROPERTIES, LTD. 6
                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended (the "Agreement"). The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") and is wholly-owned by Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 1998, the Partnership operates four residential and two commercial properties located in or near major urban areas in the United States. Subsequent to December 31, 1998, the Partnership completed its sale of Mesa Dunes Mobile Home Park, (See "Note K _ Subsequent Event" for details of the transaction).

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Granada AIPL 6, Ltd., AIP 6 GP, LP, Whispering Pines AIP 6, LP and Lazy Hollow Partners, Ltd. The Partnership may remove the general partner of all of the above Partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. Also included in the consolidated financial statements are Mesa Dunes GP, LLC, Wakonda Partners, Town and Country Partners and Mesa Dunes Partners, which are wholly-owned by the partnership. All significant interpartnership balances have been eliminated.

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

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.


Tenant Security Deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of four apartment complexes and two commercial complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Restricted Escrows:

Capital Reserves: At the time of the refinancing of Mesa Dunes Mobile Home Park proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1998, Mesa Dunes Mobile Home Park had unexpended balances including interest of approximately $9,000 for capital improvements. Upon completion of scheduled property improvements, any excess funds will be returned for property operations.

Replacement Reserves: As a result of the refinancings in prior years of Homestead Apartments, Casa Granada Apartments, and Lazy Hollow Apartments, general reserve accounts were established to cover necessary repairs and replacements of existing improvements. The balance in the reserve account for Homestead Apartments at December 31, 1998 is approximately $61,000, with required monthly deposits of $2,000. The balance for Casa Granada Apartments at December 31, 1998, is approximately $34,000, with required monthly deposits of $2,000. The balance for Lazy Hollow Apartments at December 31, 1998, is approximately $199,000 with required monthly deposits of $2,000.

Loan Costs: Loan costs of approximately $498,000, less accumulated amortization of approximately $270,000 at December 31, 1998, are included in other assets and are being amortized on a straight-line basis over the lives of the respective loans.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $136,000 and $110,000 for the years ended December 31, 1998 and 1997, respectively.

Lease Commissions: Lease commissions of approximately $272,000 are included in other assets and are being amortized using the straight-line method over the terms of the respective leases. Current accumulated amortization is approximately $143,000.

Leases: The Partnership generally leases residential units for twelve-month terms or less. The Partnership recognizes income as earned on residential leases. Commercial building lease terms are generally from 1 to 20 years. Income from base rents on such leases is recognized on a straight-line basis over the lease term. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain objectives. Percentage rent recognized was approximately $103,000 and $214,000 in 1998 and 1997, respectively.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, see "Note J" for required disclosure.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - NOTES PAYABLE

The principle terms mortgage notes payable are as follows:

                         Principal   Monthly                         Principal
                         Balance At  Payment    Stated                Balance
                          December  Including  Interest  Maturity      Due At
        Property            1998     Interest    Rate      Date       Maturity


                             (in thousands)                       (in thousands)

Lazy Hollow Apartments
  1st trust deed         $   4,004  $      32   7.50%      07/2019 $      --
Homestead Apartments
  1st trust deed             3,134         22   7.33%      11/2003     2,935
Casa Granada Apartments
  1st trust deed             1,288         12  10.07%      09/1999     1,280
Mesa Dunes Mobile Home
  Park
  1st trust deed             6,234         49   7.83%      10/2003     5,699
  2nd trust deed (1)           205          1   7.83%      10/2003       205
Wakonda Shopping Center/
  Town & Country
  Shopping Center
  1st trust deed (2)         3,350         28    9.0%      12/2003     3,125
                            18,215  $     144                      $  13,244
Less unamortized
  discount                     (80)
                         $  18,135

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

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Penalties are required if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


                  1999                      $   1,544

                  2000                            277

                  2001                            299

                  2002                            323

                  2003                         12,268

               Thereafter                       3,504


                                            $  18,215


NOTE D - SALE OF INVESTMENT PROPERTIES

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs.
The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamortized loan costs and mortgage discount. The General Partner is currently evaluating the feasibility of a distribution of the sale proceeds.

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

NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss:


                                              1998                1997

                                          (in thousands, except unit data)


Net income as reported                     $3,131             $    815

Add (deduct):

 Depreciation differences                     (64)                 (71)

 Unearned income                               --                   53

 Disposition of investment property           (54)                (660)

 Other                                        124                   12


Federal taxable income                     $3,137             $    149

Federal taxable income per

limited partnership unit                   $53.32             $   2.45


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):



Net assets as reported                   $ 10,199

Land and buildings                          6,993

Accumulated depreciation                      482

Syndication and distribution costs          6,802

Other                                         282


Net assets - Federal tax basis           $ 24,758


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:


                                                        1998           1997

                                                           (in thousands)

Property management fees (included in operating

  expenses)                                          $ 313          $ 336

Property lease commissions                              34             39

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                             293            258

Partnership management for (included in

  general and administrative expense)                  104             --


During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of residential properties for providing property management services. The Registrant paid to such affiliates approximately $274,000 and $285,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $51,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $293,000 and $258,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. Approximately $104,000 in Partnership management fees was accrued during the year ended December 31, 1998. No fee was accrued or paid in 1997.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution of 3% the aggregate disposition price of sold properties. Pursuant to this provision, the Registrant declared a distribution, of approximately $212,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement.

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

The Partnership has a first mortgage to AMIT in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. As a result, IPT became the holder of the AMIT note. The Partnership paid approximately $303,000 and $306,000 in interest expense on this note to AMIT for 1998 and 1997, respectively.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                                Initial Cost

                                               To Partnership

                                               (in thousands)

                                                                     Cost

                                                     Buildings    Capitalized

                                                    and Related    (Removed)

                                                      Personal   Subsequent to

Description                Encumbrances     Land      Property    Acquisition

                          (in thousands)                        (in thousands)


Lazy Hollow Apartments     $  4,004       $   998    $   8,988   $  (3,279)

Homestead Apartments          3,134           557        5,988        (973)

Casa Granada Apartments       1,288           235        1,930         502

Mesa Dunes Mobile

Home Park                     6,439         2,205        6,724          39

Wakonda Shopping Center                       873        2,469         211

Town & Country Shopping

 Center                       3,350            38        3,994         422

                             18,215         4,906       30,093      (3,078)


Less unamortized discounts      (80)           --          --           --

                           $ 18,135       $ 4,906    $  30,093   $  (3,078)






                           Gross Amount At Which Carried

                               At December 31, 1998

                                  (in thousands)


                                   Buildings

                                      And

                                    Related

                                    Personal             Accumulated      Date     Depreciable

   Description              Land    Property    Total    Depreciation   Acquired   Life-Years

                                                        (in thousands)


   Lazy Hollow Apartments  $   841 $   5,866   $  6,707  $   2,538     07/01/89       10-40


   Homestead Apartments        557     5,015      5,572      1,908     11/10/88       10-40


   Casa Granada Apartments     234     2,433      2,667        694     04/30/89       10-40


   Mesa Dunes Mobile Home



   Park                      2,205     6,763      8,968      1,428     04/01/95       10-40


   Wakonda Shopping Center     873     2,680      3,553      1,009     04/01/95       10-40


   Town & Country Shopping

   Center                       38     4,416      4,454        985     04/01/95       10-40


    Totals                 $ 4,748 $  27,173  $  31,921 $    8,562



The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Real Estate and Accumulated Depreciation:"


                                                 Years Ended December 31,

                                                    1998           1997

                                                      (in thousands)

Investment Properties


Balance at beginning of year                     $ 36,223       $ 36,604

Property improvements                                 749            370

Disposal of property                               (5,051)          (751)


Balance at end of Year                           $ 31,921       $ 36,223


Accumulated Depreciation


Balance at beginning of year                     $  8,650       $  7,834

Additions charged to expense                          999          1,031

Disposal of property                               (1,087)          (215)


Balance at end of Year                           $  8,562       $  8,650


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $38,914,000 and $43,217,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $8,080,000 and $8,051,000, respectively.

NOTE H - OPERATING LEASES

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1998, the Partnership had minimum future rentals under noncancellable leases with initial or remaining terms in excess of one year as follows:


                                       (in thousands)

                 1999                      $ 1,128

                 2000                          889

                 2001                          586

                 2002                          374

                 2003                          222

              Thereafter                       718


                                           $ 3,917


NOTE I - ABANDONMENT OF LIMITED PARTNERSHIP UNITS

In 1998, the number of Limited Partnership Units decreased by 3 units due to Limited Partners abandoning their units. In abandoning Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year. The income per limited partnership unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. No units were abandoned in 1997.

NOTE J - SEGMENT REPORTING

Description of the types of products and services from which the reportable segments derive their revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of four apartment complexes in four states in the United States. The Partnership's commercial property segment consists of two shopping centers located in Iowa. The Partnership rents apartment units to people for terms that are typically twelve months or less. The Partnership's commercial property segment consists of two retail shopping centers located in Iowa. Both properties lease space to various specialty retail outlets, several fast food enterprises, discount stores and Wakonda also leases space to a grocery store.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately, because they provide services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

                1998                RESIDENTIAL  COMMERCIAL   OTHER    TOTALS

 Rental income                        $ 5,034      $ 1,675    $  --    $ 6,709
 Other income                             285           60       55        400
 Interest expense                       1,475          303       --      1,778
 Depreciation                             719          280       --        999
 General and administrative expense        --           --      567        567
 Gain on disposal of property           2,995           --       --      2,995
 Loss on extraordinary item               229           --       --        229
 Segment profit (loss)                  3,336          307     (512)     3,131
 Total assets                          22,275        6,607      941     29,823
 Capital expenditures for
   investment properties                  325          424       --        749


                1997                RESIDENTIAL  COMMERCIAL   OTHER    TOTALS

 Rental income                        $ 5,387      $ 1,852     $ --    $ 7,239
 Other income                             264          108       55        427
 Interest expense                       1,706          551       43      2,300
 Depreciation                            (754)        (277)      --      1,031
 General and administrative expense        --           --      412        412
 Gain on disposal of property              --          692       --        692
 Loss on extraordinary item                --           21       --         21
 Segment profit (loss)                    830          385     (400)       815
 Total assets                          24,343        6,663      567     31,573
 Capital expenditures for
   Investment properties                  267          103       --        370

NOTE K - SUBSEQUENT EVENT

Mesa Dunes Mobile Home Park was sold for approximately $9,500,000 and the Partnership recognized approximately $2,000,000 on February 19, 1999.

NOTE L - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 and 1997 audits of the Partnerships financial statements.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors.

The names and ages of, as well as the positions and offices held by, the present executive officers and directors of Angeles Realty Corporation II (the "General Partner" or "ARC II") are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                         Position

Patrick J. Foye         41          Executive Vice President and Director

Timothy R. Garrick      42          Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.


                                        Number

Entity                                 of Units            Percentage


Cooper River Properties, LLC             3,605               7.41%

AIMCO Properties LP                         77                .16%

Insignia Properties LP                   1,956               4.13%


Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is an affiliate of AIMCO. Their business address is 1873 South Bellaire Street, 17th Floor, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units. The General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 11.708% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

The following payments were made to the General Partner and affiliates during the year ended December 31, 1998 and 1997:

                                                       1998           1997

                                                          (in thousands)

Property management fees (included in operating

  expenses)                                         $ 313          $ 336

Property lease commissions                             34             39

Reimbursement for services of affiliates

  (included in operating and general and

  Administrative expenses)                            293            258

Partnership management for (included in

  general and administrative expense)                 104             --


During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of residential properties for providing property management services. The Registrant paid to such affiliates approximately $274,000 and $285,000 for the years ended December 31, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the Managing General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $39,000 and $51,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $293,000 and $258,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. Approximately $104,000 in Partnership management fees was accrued during the year ended December 31, 1998. No fee was accrued or paid in 1997.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution of 3% the aggregate disposition price of sold properties. Pursuant to this provision, the Registrant has declared a distribution of approximately $212,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, specified in the partnership agreement.

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

The Partnership has a first mortgage to AMIT in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. As a result, IPT became the holder of the AMIT note. The Partnership paid approximately $303,000 and $306,000 in interest expense on this note to AMIT for 1998 and 1997, respectively.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Current Report Form 8-K dated October 1, 1998, and filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.






                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ANGELES INCOME PROPERTIES, LTD. 6
                           (A California Limited Partnership)
                           (Registrant)

                           By:     Angeles Realty Corporation II
                                   Its General Partner

                           By:     /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                           By:     /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting

                           Date:   March 30, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By:/s/Patrick J. Foye                     Date:  March 30, 1999
Patrick J. Foye
Executive Vice President and Director

By:/s/Timothy R. Garrick                  Date:  March 30, 1999
Timothy R. Garrick
Vice President - Accounting and Director





                                 EXHIBIT INDEX

EXHIBIT

 2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

 3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1987 which is incorporated herein by reference.

 3.2 Second Amended and Restated Bylaws of IPT, dated October 2, 1998 (incorporated by reference to Registrant's Current Report on Form 8-K, dated October 1, 1998.

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