Form 10QSB
period 1999-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 1999-05-17
CIK 812564

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


                 For the quarterly period ended March 31, 1999


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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                            $ 7,007

  Receivables and deposits (net of

    allowance of $128)                                     598

  Restricted escrows                                       281

  Other assets                                             458

  Investment properties:

    Land                                      $ 2,544

    Buildings and related personal property    20,464

                                               23,008

    Less accumulated depreciation              (7,322)  15,686

                                                       $24,030

Liabilities and Partners' Capital

Liabilities

  Accounts payable                                     $    67

  Tenant security deposits                                  95

  Accrued taxes                                            323

  Other liabilities                                        349

  Distribution payable to General Partner                  266

  Mortgage notes payable                                11,735

Partners' Capital

  General partner's                               112

  Limited partners' (47,311 units issued

    and outstanding)                           11,083   11,195

                                                       $24,030


          See Accompanying Notes to Consolidated Financial Statements

b)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Three Months Ended

                                                            March 31,

                                                         1999       1998

Revenues:

  Rental income                                         $ 1,487    $ 1,770

  Other income                                              127        138

 Gain on disposition of property                          1,783         --

 Total revenues                                           3,397      1,908


Expenses:

  Operating                                                 533        679

  General and administrative                                104        104

  Depreciation                                              221        253

  Interest                                                  329        502

  Property taxes                                            149        195

    Total expenses                                        1,336      1,733


Income before extraordinary item                          2,061        175


Extraordinary loss on early extinguishment of debt       (1,011)        --


Net income                                              $ 1,050    $   175


Net income allocated to general partner                 $    64    $     2


Net income allocated to limited partners                    986        173

                                                        $ 1,050    $   175
Net income (loss) per limited partnership unit:

  Income before extraordinary item                      $ 42.00    $  3.66

  Extraordinary loss on early extinguishment of debt     (21.16)        --

  Net income                                            $ 20.84    $  3.66


          See Accompanying Notes to Consolidated Financial Statements

c)
                       ANGELES INCOME PROPERTIES, LTD. 6

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership General   Limited

                                    Units    Partner   Partners   Total


Original capital contributions    47,384     $     1   $47,384   $47,385


Partners' capital at

  December 31, 1998               47,311     $   102   $10,097   $10,199


Distributions payable to

  General Partner                     --         (54)       --       (54)


Net income for the three months

  ended March 31, 1999                --          64       986     1,050

Partners' capital at

  March 31, 1999                  47,311     $   112   $11,083   $11,195


          See Accompanying Notes to Consolidated Financial Statements

d)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                          Three Months Ended

                                                               March 31,

                                                            1999      1998

Cash flows from operating activities:

  Net income                                              $ 1,050  $   175

  Adjustments to reconcile net income to net cash

    (used in) provided by operating activities:

    Depreciation                                              221      253

    Amortization of mortgage discounts, loan costs,

      and leasing commissions                                  22       36

    Gain on sale of investment property                    (1,783)      --

    Extraordinary loss in early extinguishment of debt      1,011       --

    Change in accounts:

      Receivables and deposits                                 25      193

      Other assets                                             (5)      40

      Accounts payable                                        (28)      (6)

      Tenant security deposit liabilities                      (2)       8

      Accrued taxes                                           (54)     (55)

      Other liabilities                                      (359)    (110)

Net cash (used in) provided by operating activities            98      534

Cash flows from investing activities:

Property improvements and replacements                        (56)     (50)

Net withdrawals from restricted escrows                        22        4

Proceeds from sale of investment property                   9,292       --

Net cash provided by (used in) investing activities         9,258      (46)

Cash flows from financing activities:

Payments on mortgage notes payable                            (57)     (78)

  Repayment of mortgage notes payable                      (6,423)      --

  Prepayment penalty                                         (787)      --

        Net cash used in financing activities              (7,267)     (78)

Net increase in cash and cash equivalents                   2,089      410

Cash and cash equivalents at beginning of period            4,918    1,941

Cash and cash equivalents at end of period                $ 7,007  $ 2,351

Supplemental disclosure of cash flow information:

Cash paid for interest                                    $   337  $   469

Supplemental disclosure of non-cash financing activities:

Distribution payable to General Partner                   $    54  $    --


          See Accompanying Notes to Consolidated Financial Statements



e)
                       ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during each of the three month periods ended March 31, 1999 and 1998 (in thousands):

                                                     1999       1998

                                                     (in thousands)

Property management fees (included in

  operating expenses)                             $ 56        $ 91


Property lease commissions (included in other

   assets and operating expenses)                   --          12


Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                          73          68


During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnerships properties for providing property management services. The Registrant paid to such affiliates approximately $56,000 and $77,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $14,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $68,000 for the three months ended March 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the three months ended March 31, 1999, the Partnership declared a distribution of approximately $54,000 payable to the General Partner related to the sale of Mesa Dunes Mobile Home Park. In addition approximately $212,000 related to the sale of Whispering Pines Mobile Home Park was accrued at December 31, 1998. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.

The Partnership has a first mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $75,000 and $76,000 in interest expense on this note to AMIT for each of the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Maryland, Michigan and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consists of two retail shopping centers located in Iowa. Both properties lease space to various specialty retail outlets, several fast food enterprises, discount stores and Wakonda also leases space to a grocery store.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments: The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately, because they provide services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

               1999                Residential Commercial   Other    Totals



Rental income                       $ 1,046     $   441    $    --  $ 1,487
Other income                            102          11         14      127
Interest expense                        254          75         --      329
Depreciation                            151          70         --      221
General and administrative expense       --          --        104      104
Gain on disposal of property          1,783          --         --    1,783
Loss on extraordinary item            1,011          --         --    1,011
Segment profit (loss)                 1,040         100        (90)   1,050
Total assets                         14,036       6,475      3,519   24,030
Capital expenditures for
  investment properties                  52           4         --       56

               1998                Residential Commercial   Other    Totals

Rental income                        $ 1,392    $   378    $    --  $ 1,770
Other income                             111         15         12      138
Interest expense                         426         76         --      502
Depreciation                             190         63         --      253
General and administrative expense        --         --        104      104
Segment profit (loss)                    217         50        (92)     175
Total assets                          23,836      6,628      1,049   31,513
Capital expenditures for
  investment properties                   40         10         --       50

NOTE E - SALE OF INVESTMENT PROPERTIES

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for distributable net sales proceeds of approximately $2,080,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty, the write off of unamortized loan costs and mortgage discount. The General Partner is currently evaluating the feasibility of a distribution of the sale proceeds.

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two commercial properties and three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1999 and 1998:


                                           Average Occupancy

Property                                   1999        1998

Lazy Hollow Apartments

  Columbia, Maryland                        97%        97%

Homestead Apartments (1)

  East Lansing, Michigan                    97%        92%

Casa Granada Apartments (2)

  Harlingen, Texas                          95%        91%

Wakonda Shopping Center

  Des Moines, Iowa                          86%        86%

Town & Country Shopping Center

  Cedar Rapids, Iowa (3)                    99%        79%


(1) The increase in occupancy at Homestead Apartments is due to increased marketing efforts.

(2) The increase in occupancy at Casa Granada is due to increased marketing efforts to attract students from a nearby federal training facility.

(3) The increase in occupancy at Town & Country Shopping Center is due to the addition of five new tenants in the second and third quarters of 1998.

Results of Operations

The Partnership realized net income of approximately $1,050,000 versus net income of approximately $175,000 for the three month periods ended March 31, 1999 and 1998, respectively. The increase in net income is due primarily to the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park partially offset by the extraordinary loss on early extinguishment of debt of approximately $1,011,000 during the first quarter of 1999. See below for a discussion of this property sale. As a result of the property sale during the three months ended March 31, 1999, the Partnership realized decreases in rental and other income in addition to operating expenses, depreciation, interest expenses, and property taxes. Excluding Mesa Dunes and Whispering Pines Mobile Home Park that was sold in July 1998, the Partnership realized net income of approximately $229,000 and $122,000 for the three month period ended March 31, 1999 and 1998, respectively. The increase in net income at the Partnership's remaining properties is primarily due to an increase in rental income. Rental income increased due to rental rate increases at all of the Partnership's remaining residential properties and the improved occupancy at Homestead, Casa Granada, and Town and Country Shopping Center.

Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also required.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership held cash and cash equivalents of approximately $7,007,000 versus approximately $2,351,000 at March 31, 1998. For the three months ended March 31, 1999, cash increased by approximately $2,089,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $9,258,000 of cash provided by investing activities and approximately $98,000 of cash provided by operating activities which was offset by approximately $7,267,000 of cash used by financing activities. Cash provided by investing activities consisted of the proceeds from the sale of Mesa Dunes in the first quarter of 1999 and withdrawals from restricted escrows maintained by the mortgage lenders. These increases were slightly offset by property improvements and replacements. Cash used in financing activities consisted of the repayments of the mortgages encumbering Mesa Dunes, prepayment penalties on the Mesa Dunes mortgages and payments of mortgages encumbering the remaining properties. The Registrant invests its working capital reserves in money market accounts.

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for distributable net sales proceeds of approximately $2,080,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount. The General Partner is currently evaluating the feasibility of a distribution of the sale proceeds.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements for each of the Partnership's properties are detailed below.

Town and Country Shopping Center

During the three months ended March 31, 1999, the Partnership completed approximately $4,000 of capital improvements at Town and Country Shopping Center consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,308,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements. These improvements are expected to cost approximately $1,308.000.

Wakonda Shopping Center

During the three months ended March 31, 1999, no capital improvements at Wakonda Shopping Center were preformed. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $326,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and building improvements. These improvements are expected to cost approximately $38,000.

Homestead Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $34,000 of capital improvements at Homestead Apartments consisting primarily of roof repairs. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, tenant improvements and building improvements. These improvements are expected to be paid from replacement reserves and operating cash flow. These improvements are expected to cost approximately $183,000.

Casa Granada Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $7,000 of capital improvements at Casa Granada Apartments primarily consisting of appliances and floor covering replacement. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $429,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $429,000.

Lazy Hollow Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $11,000 of capital improvements at Lazy Hollow Apartments consisting of floor coverings. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $444,000 of capital improvements over the near term. Capital improvements scheduled for 1999 include, but are not limited to, interior and exterior building improvements. These improvements are expected to be cost approximately $586,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 1999, the mortgage indebtedness of approximately $11,735,000 has maturity dates ranging from September 1999 to July 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the three months ended March 31, 1999, the Partnership declared a distribution of approximately $54,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. There were no cash distributions during the three months ended March 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. There can be no assurance, however, that the Partnership will generate funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES INCOME PROPERTIES, LTD. 6

                              By:  Angeles Realty Corporation II
                                   General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance
                                   and Administration


                              Date: May 14, 1999