Form 10QSB
period 1999-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 1999-08-16
CIK 812564

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

                  For the quarterly period ended June 30, 1999

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

ITEM 1.  FINANCIAL STATEMENTS

a)
                       ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                     $ 6,865

  Receivables and deposits                                          766

  Restricted escrows                                                299

  Other assets                                                      427

  Investment properties:

    Land                                           $ 2,544

    Buildings and related personal property         20,614

                                                    23,158

    Less accumulated depreciation                   (7,532)      15,626

                                                                $23,983

Liabilities and Partners' Capital

Liabilities

  Accounts payable                                              $    67

  Tenant security deposits liabilities                               91

  Accrued property taxes                                            362

  Other liabilities                                                 270

  Due to General Partner                                            212

  Mortgage notes payable                                         11,693

Partners' Capital

  General partner's                                    113

  Limited partners' (47,311 units issued

    and outstanding)                                11,175       11,288

                                                                $23,983


                 See Accompanying Notes to Financial Statements
b)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                       Three Months             Six Months

                                      Ended June 30,          Ended June 30,

                                    1999        1998         1999         1998

Revenues:

  Rental income                   $ 1,359     $ 1,847      $ 2,846      $ 3,617

  Other income                         98         114          225          252

  Gain on sale of investment

    property                           --          --        1,783           --

     Total revenues                 1,457       1,961        4,854        3,869

Expenses:

  Operating                           476         846        1,009        1,525

  General and administrative           51         114          155          218

  Depreciation                        210         262          431          515

  Interest                            245         503          574        1,005

  Property tax                        138         193          287          388

     Total expenses                 1,120       1,918        2,456        3,651

Income before

  extraordinary item                  337          43        2,398          218

Extraordinary loss on early

  extinguishment of debt               --          --       (1,011)          --

Net income                        $   337     $    43      $ 1,387      $   218

Net income allocated to

  general partner                 $   232     $    --      $   296      $     2

Net income allocated to

  limited partners                    105          43        1,091          216

                                  $   337     $    43      $ 1,387      $   218

Per limited partnership unit:

Income before extraordinary

  item                            $  2.22     $   .90      $ 44.22      $  4.56

Extraordinary loss on early

  extinguishment of debt               --          --       (21.16)          --

Net income                        $  2.22     $   .90      $ 23.06      $  4.56


                 See Accompanying Notes to Financial Statements
c)
                       ANGELES INCOME PROPERTIES, LTD. 6

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Limited

                                  Partnership    General     Limited

                                     Units       Partner    Partners      Total


Original capital contributions      47,384     $     1     $47,384     $47,385

Partners' capital at

   December 31, 1998                47,311     $   102     $10,097     $10,199

Distributions paid                      --        (285)        (13)       (298)

Net income for the six months

   ended June 30, 1999                  --         296       1,091       1,387

Partners' capital at

  June 30, 1999                     47,311     $   113     $11,175     $11,288


                 See Accompanying Notes to Financial Statements
d)
                       ANGELES INCOME PROPERTIES, LTD. 6

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Six Months Ended

                                                                  June 30,

                                                               1999      1998

Cash flows from operating activities:

  Net income                                                 $ 1,387   $   218

  Adjustments to reconcile net income to net cash

    provided by operating activities:

    Depreciation                                                 431       515

    Amortization of mortgage discounts, loan costs,

      and leasing commissions                                     37        72

    Gain on sale of investment property                       (1,783)       --

    Extraordinary loss in early extinguishment of debt         1,011        --

    Change in accounts:

      Receivables and deposits                                  (143)       26

      Other assets                                                18        47

      Accounts payable                                           (28)       82

      Tenant security deposit liabilities                         (6)       14

      Accrued property taxes                                     (15)       93

      Other liabilities                                         (438)       50

Net cash provided by operating activities                        471     1,117

Cash flows from investing activities:

Property improvements and replacements                          (206)     (262)

Lease commissions paid                                            (7)       (5)

Net withdrawals from (deposits to) restricted escrows              4       (14)

Proceeds from sale of investment property                      9,292        --

Net cash provided by (used in) investing

 activities                                                    9,083      (281)

Cash flows from financing activities:

Payments on mortgage notes payable                               (99)     (159)

  Repayment of mortgage notes payable                         (6,423)       --

  Distributions paid                                            (298)       --

  Prepayment penalty                                            (787)       --

        Net cash used in financing activities                 (7,607)     (159)

Net increase in cash and cash equivalents                      1,947       677

Cash and cash equivalents at beginning of period               4,918     1,941

Cash and cash equivalents at end of period                   $ 6,865   $ 2,618

Supplemental disclosure of cash flow information:

Cash paid for interest                                       $   577   $   950


                 See Accompanying Notes to Financial Statements



e)
                       ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Granada AIPL 6, Ltd., AIP 6 GP, LP, Whispering Pines AIP 6, LP and Lazy Hollow Partners, Ltd. The Partnership may remove the general partner of all of the above partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. Also included in the consolidated financial statements are Mesa Dunes GP, LLC, Wakonda Partners, Town and Country Partners and Mesa Dunes Partners, which are wholly-owned by the Partnership. All significant interentity have been eliminated.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the General Partner and affiliates during each of the six month periods ended June 30, 1999 and 1998:


                                                  1999       1998

                                                   (in thousands)

Property management fees (included in

  operating expenses)                             $100        $180

Property lease commissions (included in other

  assets and operating expenses)                    --          16

Reimbursement for services of affiliates

  (included in operating and general and

  administrative expenses)                          76         141

Due from General Partner                            69          --


During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $100,000 and $154,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $26,000 for the six months ended June 30, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger), services for the commercial properties were provided by an unrelated party.

The Partnership paid leasing commissions of approximately $16,000 to an affiliate of the General Partner during the six months ended June 30, 1998. No leasing commissions were paid to affiliates during the six months ended June 30, 1999. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $141,000 for the six months ended June 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the six months ended June 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner related to the sale of Mesa Dunes Mobile Home Park. In addition approximately $212,000 related to the sale of Whispering Pines Mobile Home Park was accrued at December 31, 1998. This amount will be paid to the General partner during the third quarter of 1999. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 18,928.89 (40.01% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $318 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,226 units. As a result, AIMCO and its affiliates currently own 8,911 units of limited partnership interest in the Partnership representing 18.83% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

The Partnership has a first mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $150,000 and $164,000 in interest expense on this note to AMIT for each of the six months ended June 30, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segments derive their revenues: The Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Maryland, Michigan and Texas.

The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consists of two retail shopping centers located in Iowa. The Partnership rents commercial space to tenants under various lease terms expiring during 1999 through 2008. Both properties lease space to various specialty retail outlets, several fast food enterprises, discount stores and Wakonda also leases space to a grocery store.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to reportable segments.

                1999                  Residential Commercial   Other    Totals

Rental income                          $ 1,896     $   950   $    --    $ 2,846
Other income                              151           26        48        225
Interest expense                          424          150        --        574
Depreciation                              265          166        --        431
General and administrative expense         --           --       155        155
Gain on sale of property                1,783           --        --      1,783
Loss on extraordinary item              1,011           --        --      1,011
Segment profit (loss)                   1,225          269      (107)     1,387
Total assets                           14,179        6,480     3,324     23,983
Capital expenditures for
  investment properties                   192           14        --        206

                1998                  Residential Commercial   Other    Totals

Rental income                          $ 2,825     $   792   $    --    $ 3,617
Other income                               190          32        30        252
Interest expense                           841         164        --      1,005
Depreciation                               381         134        --        515
General and administrative expense          --          --       218        218
Segment profit (loss)                      347          59      (188)       218
Total assets                            23,864       6,703     1,316     31,883
Capital expenditures for
  investment properties                    116         146        --        262

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

The Partnership's investment properties consist of two commercial properties and three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:


                                              Average Occupancy

Property                                     1999           1998

Lazy Hollow Apartments
  Columbia, Maryland                          97%            97%

Homestead Apartments (1)
  East Lansing, Michigan                      96%            91%

Casa Granada Apartments
  Harlingen, Texas                            94%            92%

Wakonda Shopping Center
  Des Moines, Iowa                            85%            86%

Town & Country Shopping Center
  Cedar Rapids, Iowa (2)                     100%            83%


(1) The increase in occupancy at Homestead Apartments is due to increased marketing efforts.

(2) The increase in occupancy at Town & Country Shopping Center is due to the addition of four new tenants in the third and fourth quarters of 1998.

Results of Operations

The Partnership realized net income of approximately $1,387,000 versus net income of approximately $218,000 for the six month periods ended June 30, 1999 and 1998, respectively. The increase in net income is due primarily to an increase in total revenues resulting from the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park partially offset by the extraordinary loss on early extinguishment of debt of approximately $1,011,000 during the first quarter of 1999. See below for a discussion of this property sale. As a result of the property sale during the six months ended June 30, 1999, the Partnership realized decreases in rental and other income in addition to operating expenses, depreciation, interest expenses, and property taxes.

Excluding Mesa Dunes and Whispering Pines Mobile Home Park that were sold in February 1999 and July 1998, respectively, the Partnership realized net income of approximately $578,000 and $92,000 for the six month period ended June 30, 1999 and 1998, respectively. Excluding Mesa Dunes and Whispering Pines, the Partnership realized net income of approximately $349,000 for the three months ended June 30, 1999, as compared to a net loss of approximately $30,000 for the comparable period in 1998. The increase in net income at the Partnership's remaining properties is due to an increase in rental income combined with decreases in operating and general and administrative expenses partially offset by an increase in depreciation expense. Rental income increased due to rental rate increases at all of the remaining properties and improved occupancy at all of the remaining properties other than Wakonda Shopping Center. The decrease in operating expense is due to decreases in advertising, maintenance, and common area expenses. Advertising expense declined due to a decline in advertising due to improved occupancy at the commercial properties. The decrease in maintenance expense is due to exterior building repairs at Homestead in 1998. The decrease in common area expenses is due to parking lot repairs performed at Wakonda in 1998. The decrease in general and administrative expenses is due to a decline in general partner reimbursements. The increase in depreciation expense is due to property improvements and replacements placed into service at the remaining properties over the last twelve months.

Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also required.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership held cash and cash equivalents of approximately $6,865,000 versus approximately $2,618,000 at June 30, 1998. For the six months ended June 30, 1999, cash increased by approximately $1,947,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $9,083,000 of cash provided by investing activities and approximately $471,000 of cash provided by operating activities which was partially offset by approximately $7,607,000 of cash used by financing activities. Cash provided by investing activities consisted primarily of the proceeds from the sale of Mesa Dunes in the first quarter of 1999 and to a lesser extent net withdrawals from restricted escrows maintained by the mortgage lenders which was partially offset by property improvements and replacements and lease commissions. Cash used in financing activities consisted primarily of the repayments of the mortgages encumbering Mesa Dunes and to a lesser extent prepayment penalties on the Mesa Dunes mortgages, distributions paid to the partners, and payments on mortgages encumbering the remaining properties. The Registrant invests its working capital reserves in money market accounts.

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

Town and Country Shopping Center

During the six months ended June 30, 1999, the Partnership completed approximately $3,000 of capital improvements at Town and Country Shopping Center consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,308,000 of capital improvements over the next few years. Capital improvements scheduled for 1999 at this property, which include certain of the required improvements, consist of, but are not limited to, tenant improvements. These improvements are expected to cost approximately $1,308.000.

Wakonda Shopping Center

During the six months ended June 30, 1999, the Partnership completed approximately $11,000 of capital improvements at Wakonda Shopping Center consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $326,000 of capital improvements over the next few years. Capital improvements scheduled for 1999 at this property, which include certain of the required improvements, consist of, but are not limited to, tenant improvements and building improvements. These improvements are expected to cost approximately $38,000.

Homestead Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $39,000 of capital improvements at Homestead Apartments consisting primarily of roof repairs. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. Capital improvements scheduled for 1999 at this property, which include certain of the required improvements, consist of, but are not limited to, tenant improvements and building improvements. These improvements are expected to be paid from replacement reserves and operating cash flow. These improvements are expected to cost approximately $183,000.

Casa Granada Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $22,000 of capital improvements at Casa Granada Apartments primarily consisting of appliances and floor covering replacement. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $429,000 of capital improvements over the next few years. Capital improvements scheduled for 1999 at this property, which include certain of the required improvements, consist of, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $429,000.

Lazy Hollow Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $130,000 of capital improvements at Lazy Hollow Apartments consisting of HVAC and floor covering replacements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $444,000 of capital improvements over the next few years. Capital improvements scheduled for 1999 at this property, which include certain of the required improvements, consist of, but are not limited to, interior and exterior building improvements. These improvements are expected to be cost approximately $586,000.

Mesa Dunes Mobile Home Park

Before the sale of this property, the Partnership completed approximately $1,000 of capital improvements consisting primarily of building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 1999, the mortgage indebtedness of approximately $11,693,000 has maturity dates ranging from September 1999 to July 2019. The mortgage encumbering Casa Granda Apartments matures in September 1999. The General Partner is currently evaluating the refinancing of this debt. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner in connection with the sale of Mesa Dunes Mobile Home Park. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. In addition the Partnership paid a distribution of approximately $13,000 for state withholding taxes paid on behalf of the non-resident limited partners. There were no cash distributions during the six months ended June 30, 1998. The Partnership's distribution policy will be reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from and the availability of cash reserves, operations, and the timing of debt matures, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 18,928.89 (40.01% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $318 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,226 units. As a result, AIMCO and its affiliates currently own 8,911 units of limited partnership interest in the Partnership representing 18.83% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)    Reports on Form 8-K:

      None filed during the quarter ended June 30, 1999.



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

                                  Date:     August 16, 1999