Form 10QSB
period 1999-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 1999-11-15
CIK 812564

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
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

                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,852
Receivables and deposits                                                    600
Restricted escrows                                                          357
Other assets                                                                632
Investment properties:
Land                                                     $  2,544
Buildings and related personal property                    20,919
                                                           23,463
Less accumulated depreciation                              (7,751)       15,712
                                                                       $ 19,153
Liabilities and Partners' Capital
Liabilities
Accounts payable                                                       $    117
Tenant security deposit liabilities                                          97
Accrued property taxes                                                      347
Other liabilities                                                           258
Due to General Partner                                                      212
Mortgage notes payable                                                   11,783

Partners' Capital
General partner                                          $     63
Limited partners (47,311 units issued and
outstanding)                                                6,276         6,339

                                                                       $ 19,153

          See Accompanying Notes to Consolidated Financial Statements

b)

                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                        1999        1998        1999       1998
Revenues:
Rental income                         $ 1,283    $ 1,525     $ 4,129    $ 5,142
Other income                               68         80         293        332
Gain on sale of investment property        --      2,995       1,783      2,995
Total revenues                          1,351      4,600       6,205      8,469

Expenses:
Operating                                 521        614       1,530      2,139
General and administrative                 84        111         239        329
Depreciation                              219        240         650        755
Interest                                  245        395         819      1,400
Property tax                              144        157         431        545
Total expenses                          1,213      1,517       3,669      5,168

Income before extraordinary item          138      3,083       2,536      3,301

Extraordinary loss on early
extinguishment of debt                     --       (229)     (1,011)      (229)

Net income                            $   138    $ 2,854     $ 1,525    $ 3,072

Net income allocated
to general partner                    $     1    $   434     $   297    $   436

Net income allocated
to limited partners                       137      2,420       1,228      2,636

                                      $   138    $ 2,854     $ 1,525    $ 3,072
Per limited partnership unit:
Income before extraordinary item      $  2.90    $ 55.94     $ 47.12    $ 60.50
Extraordinary loss on early
extinguishment of debt                     --      (4.79)     (21.16)     (4.79)

Net income                            $  2.90    $ 51.15     $ 25.96    $ 55.71

Distribution per limited partnership
unit                                  $106.72    $    --     $106.72    $    --


          See Accompanying Notes to Consolidated Financial Statements

c)

                       ANGELES INCOME PROPERTIES, LTD. 6
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership     General      Limited
                                    Units        Partner     Partners     Total

Original capital contributions    47,384        $     1      $47,384    $47,385

Partners' capital at
December 31, 1998                 47,311        $   102      $10,097    $10,199

Distributions paid                    --           (336)      (5,049)    (5,385)
Net income for the nine months
ended September 30, 1999              --            297        1,228      1,525

Partners' capital
at September 30, 1999             47,311        $    63      $ 6,276    $ 6,339


          See Accompanying Notes to Consolidated Financial Statements


d)
                       ANGELES INCOME PROPERTIES, LTD. 6
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended

                                                                September 30,
                                                              1999        1998
Cash flows from operating activities:
Net income                                                $  1,525     $  3,072
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                   650          755
Amortization of mortgage discounts, loan costs,
and leasing commissions                                         52          104
Gain on sale of investment property                         (1,783)      (2,995)
Extraordinary loss in early extinguishment of debt           1,011          229
Change in accounts:
Receivables and deposits                                        23          343
Other assets                                                  (156)         (98)
Accounts payable                                                22            8
Tenant security deposit liabilities                             --           (8)
Accrued property taxes                                         (30)        (111)
Other liabilities                                             (450)           1

Net cash provided by operating activities                      864        1,300

Cash flows from investing activities:
Property improvements and replacements                        (511)        (426)
Lease commissions paid                                          (7)          --
Net (deposits to) withdrawals from restricted escrows          (54)           4
Proceeds from sale of investment property                    9,292        6,959

Net cash provided by investing activities                    8,720        6,537

Cash flows used in financing activities:
Payments on mortgage notes payable                            (143)        (226)

Proceeds from long-term borrowing                            1,413           --
Repayment of mortgage notes payable                         (7,702)      (5,027)
Distributions paid                                          (5,385)          --
Loan costs paid                                                (46)          --
Prepayment penalty                                            (787)          --
Net cash used in financing activities                      (12,650)      (5,253)

Net (decrease) increase in cash and cash equivalents        (3,066)       2,584

Cash and cash equivalents at beginning of period             4,918        1,941

Cash and cash equivalents at end of period                $  1,852     $  4,525
Supplemental disclosure of cash flow information:
Cash paid for interest                                    $    826     $  1,340


          See Accompanying Notes to Consolidated Financial Statements

e)

                       ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interests in Granada AIPL 6, Ltd., AIP 6 GP, LP, Whispering Pines AIP 6, LP and Lazy Hollow Partners, Ltd. The Partnership may remove the general partner of all the above partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. Also included in the consolidated financial statements are Mesa Dunes GP, LLC, Wakonda Partners, Town and Country Partners and Mesa Dunes Partners, which are wholly-owned by the Partnership. All significant inter-entity balances have been eliminated.

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

The following payments were paid or accrued to the General Partner and affiliates during the nine month period ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in operating
   expenses)                                               $143      $254
Property lease commissions (included in other
   assets and operating expenses)                            --        34
Reimbursement for services of affiliates
   (included in investment properties and
   operating and general and administrative expenses)       132       221


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $143,000 and $215,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1998, affiliates of the General Partner were entitled to receive varying percentages of gross receipts from all of the Registrant's commercial properties for providing property management services. The Registrant paid to such affiliates approximately $39,000 for the nine months ended September 30, 1998. Effective October 1, 1998, (the effective date of the Insignia Merger), property management services for the commercial properties were provided by an unrelated party.

The Partnership paid leasing commissions of approximately $34,000 to an affiliate of the General Partner during the nine months ended September 30, 1998. No leasing commissions were paid to affiliates during the nine months ended September 30, 1999. Leasing commissions are capitalized and amortized over the lives of the respective leases. Unamortized leasing commissions are included in other assets.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $132,000 and $221,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these amounts are approximately $12,000 and $7,000 of construction oversight reimbursements as of September 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner related to the sale of Mesa Dunes Mobile Home Park. In addition approximately $212,000 related to the sale of Whispering Pines Mobile Home Park was accrued at September 30, 1999. This amount was paid to the General Partner during the fourth quarter of 1999. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 18,928.89 (approximately 40.01% of the total outstanding units) units of the limited partnership interest in the Partnership for a purchase price of $318 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,226 units. As a result, AIMCO and its affiliates currently own 9,242.00 units of limited partnership interest in the Partnership representing approximately 19.53% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note H - Legal Proceedings").

The Partnership has a first mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $225,000 and $227,000 in interest expense on this note to AMIT for each of the nine months ended September 30, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which reportable segments derive their revenues:

The Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Maryland, Michigan and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consists of two retail shopping centers located in Iowa. The Partnership rents commercial space to tenants under various lease terms expiring during 1999 through 2008. Both properties lease space to various specialty retail outlets, several fast food enterprises and discount stores and Wakonda also leases space to a grocery store.

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

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

               1999                Residential  Commercial    Other      Totals


Rental income                        $ 2,714      $ 1,415    $    --    $ 4,129
Other income                             190           35         68        293
Interest expense                         594          225         --        819
Depreciation                             387          263         --        650
General and administrative expense        --           --        239        239
Gain on sale of property               1,783           --         --      1,783
Loss on extraordinary item            (1,011)          --         --     (1,011)
Segment profit (loss)                  1,327          369       (171)     1,525
Total assets                          11,742        6,541        870     19,153
Capital expenditures for
  investment properties                  484           27         --        511

               1998                Residential  Commercial    Other      Totals

Rental income                        $ 3,913      $ 1,229    $    --    $ 5,142
Other income                             243           44         45        332
Interest expense                       1,173          227         --      1,400
Depreciation                             550          205         --        755
General and administrative expense        --           --        329        329
Gain on sale of property               2,995           --         --      2,995
Loss on extraordinary item              (229)          --         --       (229)
Segment profit (loss)                  3,171          185       (284)     3,072
Total assets                          21,325        7,223        813     29,361
Capital expenditures for
  investment properties                  169          257         --        426


NOTE E - SALE OF INVESTMENT PROPERTIES

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for distributable net sales proceeds of approximately $2,081,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount.

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamoritized loan costs and mortgage discount.

NOTE F - REFINANCING

On September 30, 1999, the Partnership refinanced the mortgage encumbering Casa Granada Apartments. Interest on the new mortgage is 7.65%. Interest on the old mortgage was 10.07%. The refinancing replaced indebtedness of approximately $1,279,000, including accrued interest of approximately $11,000 with a new mortgage in the amount of $1,413,000. Payments of approximately $12,000 are due on the first day of each month until the loan matures on October 1, 2019. The prior note matured in September 1999.

NOTE G - DISTRIBUTIONS

The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,084,000 (approximately $1,073,000 to the limited partners or $22.68 per limited partnership unit) from operations during the nine months ended September 30, 1999. In addition, the Partnership paid a distribution of $285,000 to the General Partner representing the disposition fee relating to the sale of Mesa Dunes Mobile Home Park. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. No distributions were paid during the nine months ended September 30, 1998.

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two commercial properties and three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                         Average Occupancy
Property                                 1999         1998

Lazy Hollow Apartments                    97%          97%
   Columbia, Maryland
Homestead Apartments (1)                  93%          89%
   East Lansing, Michigan
Casa Granada Apartments                   95%          93%
   Harlingen, Texas
Wakonda Shopping Center                   86%          85%
   Des Moines, Iowa
Town & Country Shopping Center            98%          86%
   Cedar Rapids, Iowa (2)

(1)The increase in occupancy at Homestead Apartments is due to increased marketing efforts.

(2)The increase in occupancy at Town & Country Shopping Center is due to the addition of four new tenants in the third and fourth quarters of 1998.

Results from Operations

The Partnership realized net income of approximately $1,525,000 versus net income of approximately $3,072,000 for the nine month periods ended September 30, 1999 and 1998, respectively. The decrease in net income is due primarily to a decrease in total revenues resulting from the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999 partially offset by the extraordinary loss on early extinguishment of debt of approximately $1,011,000 during the first quarter of 1999 compared to a gain of approximately $2,995,000 realized on the sale of Whispering Pines Mobile Home Park in July 1998 partially offset by the extraordinary loss on early extinguishment of debt of approximately $229,000 during the third quarter of 1998. See below for a discussion of the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park property sales. The decrease in total revenues was partially offset by a decrease in total expenses. As a result of the property sale during the nine months ended September 30, 1999, the Partnership realized decreases in rental and other income in addition to operating expenses, depreciation, general and administrative expenses interest expenses, and property taxes. Excluding the operations of Mesa Dunes and Whispering Pines, the Partnership realized net income of approximately $707,000 and $210,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Excluding the operations of Mesa Dunes and Whispering Pines, the Partnership realized net income of approximately $129,000 for the three months ended September 30, 1999, and $118,000 for the comparable period in 1998. The increase in net income at the Partnership's remaining properties is due to an increase in rental income combined with decreases in operating and general and administrative expenses partially offset by an increase in depreciation expense. Rental income increased due to rental rate increases and improved occupancy at all of the remaining properties. The decrease in operating expense is due to decreases in insurance, common area expenses, and advertising. Advertising expense declined due to a reduction in advertising due to improved occupancy at the commercial properties. The decrease in insurance expense is due to a change in insurance carriers which resulted in new policies with lower premiums. The decrease in common area expenses is due to parking lot repairs performed at Wakonda in 1998. The decrease in general and administrative expenses is due to a decline in general partner reimbursements relating to Whispering Pines which was sold in 1998. The increase in depreciation expense is due to property improvements and replacements placed into service at the remaining properties over the last twelve months.

Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,852,000 versus approximately $4,525,000 at September 30, 1998. For the nine months ended September 30, 1999, cash decreased by approximately $3,066,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $12,650,000 of cash used in financing activities offset by approximately $8,720,000 of cash provided by investing activities and approximately $864,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of the repayments of the mortgages encumbering Mesa Dunes Mobile Home Park and Casa Granada Apartments mortgages, distributions paid to the partners, payments on mortgages encumbering the remaining properties, a prepayment penalty on the repayment of the Mesa Dunes mortgage and loan costs paid on the Casa Granada refinancing. This was partially offset by the proceeds from the Casa Granada refinancing. Cash provided by investing activities consisted primarily of the proceeds from the sale of Mesa Dunes in the first quarter of 1999, which was partially offset by property improvements and replacements, net deposits to restricted escrows maintained by the mortgage lenders, and lease commissions. The Registrant invests its working capital reserves in money market accounts.

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

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $1,935,000 after payoff of the first and second mortgages and payment of closing costs. The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamoritized loan costs and mortgage discount.

On September 30, 1999, the Partnership refinanced the mortgage encumbering Casa Granada Apartments. Interest on the new mortgage is 7.65%. Interest on the old mortgage was 10.07%. The refinancing replaced indebtedness of approximately $1,279,000, including accrued interest of approximately $11,000, with a new mortgage in the amount of $1,413,000. Payments of approximately $12,000 are due on the first day of each month until the loan matures on October 1, 2019. The prior note matured in September 1999.

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

Town and Country Shopping Center

During the nine months ended September 30, 1999, the Partnership completed approximately $4,000 of capital improvements at Town and Country Shopping Center consisting of tenant improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $1,308,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $1,308,000 for 1999, which include certain of the required improvements and consist of tenant improvements.

Wakonda Shopping Center

During the nine months ended September 30, 1999, the Partnership completed approximately $25,000 of capital improvements at Wakonda Shopping Center consisting of tenant improvements and HVAC units. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $326,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $38,000 for 1999, which include certain of the required improvements and consist of tenant improvements and building improvements.

Homestead Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $57,000 of capital improvements at Homestead Apartments consisting primarily of roof replacements, and land improvements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $183,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $183,000 for 1999, which include certain of the required improvements and consist of tenant improvements and building improvements.

Casa Granada Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $36,000 of capital improvements at Casa Granada Apartments primarily consisting of floor covering replacements and appliances. These improvements were funded from replacement reserves and cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $429,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $429,000 for 1999, which include certain of the required improvements and consist of interior and exterior building improvements.

Lazy Hollow Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $388,000 of capital improvements at Lazy Hollow Apartments consisting of HVAC replacements and floor covering replacements. These improvements were funded from cash flow from operations. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $444,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $586,000 for 1999, which include certain of the required improvements and consist of interior and exterior building improvements.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 1999, the mortgage indebtedness of approximately $11,783,000 has maturity dates ranging from October 2003 to October 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner in connection with the sale of Mesa Dunes Mobile Home Park. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. In addition, the Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,084,000 (approximately $1,073,000 to the limited partners or $22.68 per limited partnership unit) from operations during the nine months ended September 30, 1999. No distributions were paid during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 13, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 18,928.89 (approximately 40.01% of the total outstanding units) units of the limited partnership interest in the Partnership for a purchase price of $318 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,226 units. As a result, AIMCO and its affiliates currently own 9,242.00 units of limited partnership interest in the Partnership representing approximately 19.53% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions.

All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                              ANGELES INCOME PROPERTIES, LTD. 6


                              By:  Angeles Realty Corporation II
                                   General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: