Form 10KSB
period 1999-12-30
ANGELES INCOME PROPERTIES LTD 6
filed 2000-03-30
CIK 812564

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Income Properties 6
      Form 10-KSB
      File No. 0-16210


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

               FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      [No Fee Required]

                 For the fiscal year ended December 31, 1999

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $5,646,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on June 29, 1984, as amended. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date.

The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into
Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO.

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 1999, the Partnership owned and operated three residential properties and two commercial properties (see "Item 2. Description of Properties").

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services for the residential properties were provided by affiliates of the General Partner for the years ended December 31, 1999 and 1998. As of October 1, 1998, these services for the commercial properties were provided by an unrelated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments and commercial space at the Partnership's properties and the rents that may be charged for such apartments and commercial space. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local. The General Partner is not a significant factor in commercial real estate.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                         Date of
Property                 Purchase       Type of Ownership        Use

Lazy Hollow Apartments   07/01/89  Fee ownership, subject to  Apartment
  Columbia, MD                       a first mortgage         178 units

Homestead Apartments     11/10/88  Fee ownership subject to   Apartment
  East Lansing, MI                   a first mortgage         168 units

Casa Granada Apartments  04/30/89  Fee ownership subject to   Apartment
  Harlingen, TX                      a first mortgage (1)     108 units

Wakonda Shopping Center  04/01/95  Fee ownership subject to   Commercial
  Des Moines, IA                     a first mortgage (2)     147,000 sq. ft

Town & Country           04/01/95  Fee ownership subject to   Commercial
  Shopping Center                    a first mortgage (2)     104,000 sq. ft (3)
  Cedar Rapids, IA

(1) Property is held by a Limited Partnership which the Registrant owns a 99% interest in.

(2) Property is held by a Limited Partnership which the Registrant owns a 100% interest in.

(3) During May 1997, a tenant occupying 18,600 square feet moved out as its lease had expired. The tenant was a bowling center and occupied the basement level of the property. Due to the estimated high cost of improving this space and its basement location, the space is considered non-leasable space and is not included in the square footage above.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                            Carrying    Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                          (in thousands)
Lazy Hollow Apartments       $ 7,399      $ 2,778     5-40 yrs    S/L       $ 8,392
Homestead Apartments           5,721        2,070     5-40 yrs    S/L         5,062
Casa Granada Apartments        2,868          778     5-40 yrs    S/L         2,240
Continuing operations         15,988        5,626                            15,694

Discontinued Operations

Wakonda Shopping Center        3,578        1,151     5-40 yrs    S/L         4,551
Town & Country
  Shopping Center              4,458        1,192     5-40 yrs    S/L         3,431
Totals                       $24,024      $ 7,969                           $23,676

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note N - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            1999          Rate    Amortized     Date     Maturity (2)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 3,919        7.50%     30 yrs     07/19         $   --
Homestead Apartments
  1st trust deed                     3,099        7.33%     30 yrs     11/03          2,935
Casa Granada Apartments
  1st trust deed                     1,408        7.65%     20 yrs     10/19             --
Continuing operations                8,426                                            2,935

Discontinued Operations

Wakonda Shopping Center and
  Town & Country Center
  1st trust deed (1)                 3,312        9.00%     30 yrs     12/03          3,125

      Total                        $11,738                                          $ 6,060

(1) Payable to Angeles Mortgage Investment Trust ("AMIT") (See "Item 7. Financial Statements - Note G").

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On September 30, 1999, the Partnership refinanced the mortgage encumbering Casa Granada Apartments. Interest on the new mortgage is 7.65%. Interest on the old mortgage was 10.07%. The refinancing replaced indebtedness of approximately $1,279,000, including accrued interest of approximately $12,000 with a new mortgage in the amount of $1,413,000. Payments of approximately $12,000 are due on the first day of each month until the loan matures on October 1, 2019. The prior note matured in September 1999.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                             Average Annual             Average
                                              Rental Rates             Occupancy
 Property                                  1999         1998        1999       1998

 Lazy Hollow Apartments                $9,618/unit   $9,391/unit     96%        97%
 Homestead Apartments                   7,866/unit    7,657/unit     93%        89%
 Casa Granada Apartments                5,677/unit    5,595/unit     95%        94%

 Discontinued Operations

 Wakonda Shopping Center                 5.42/s.f.    5.04/s.f.      86%        85%
 Town & Country Shopping Center          7.27/s.f.    6.80/s.f.      98%        89%

The Partnership attributes the increase in occupancy at Homestead Apartments and Town and Country Shopping Center to increased marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes and commercial buildings in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of the commercial lease expirations for the years 2000-2009:

      Town & Country        Number of                     Annual        % of Gross
     Shopping Center       Expirations   Square Feet       Rent        Annual Rent
                                                      (in thousands)
           2000                10          31,207          $ 245          34.44%
           2001                11          42,367            220          30.84%
           2002                 4           5,704             47           6.65%
           2003                 4          16,260            157          21.99%
           2004                 2           3,339             29           4.14%
           2005                 1           1,517             14           1.94%
        2006-2009              --              --             --             --

     Wakonda Shopping       Number of                     Annual        % of Gross
          Center           Expirations   Square Feet       Rent        Annual Rent
                                                      (in thousands)
           2000                 9          14,104          $ 104          18.10%
           2001                 4          13,963             90          15.60%
           2002                 8          73,407            210          36.47%
           2003                 1           1,542             11           1.87%
           2004                 3           8,530             60          10.41%
           2005                 1           3,500             37           6.42%
        2006-2007              --              --             --             --
           2008                 1           4,300             33           5.75%
           2009                --              --             --             --


The following schedule reflects information on tenants occupying 10% or more of the leasable square feet for each commercial property:

                                            Square Footage   Annual Rent     Lease
Property               Nature of Business       Leased        Per Sq. Ft   Expiration

Town & Country
  Shopping Center      Variety Discount         14,412          $7.02       01/31/01

Wakonda Shopping
  Center               Grocery                  47,382          $ .78       01/31/02



See financial statements Notes A and K for additional information as to the terms of these leases.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                              1999            1999
                                            Billing           Rate
                                         (in thousands)
Properties

Lazy Hollow Apartments (1)                    $134            3.45%
Homestead Apartments                           144            5.50%
Casa Granada Apartments                         36            2.39%

Discontinued Operations

Wakonda Shopping Center (1)                    257            4.36%
Town & Country Shopping Center (1)              98            3.05%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

The Partnership completed approximately $691,000 in capital expenditures at Lazy Hollow Apartments as of December 31, 1999, consisting primarily of heating and air conditioning replacements, exterior painting, major landscaping, structural repairs, and carpet and vinyl replacement. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $53,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

The Partnership completed approximately $149,000 in capital expenditures at Homestead Apartments as of December 31, 1999, consisting primarily of roof replacements and carpet and vinyl replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $50,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa Granada Apartments

The Partnership completed approximately $202,000 in capital expenditures at Casa Granada Apartments as of December 31, 1999, consisting primarily of carpet and vinyl replacements, structural improvements, exterior painting, and roof replacements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $32,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wakonda Shopping Center

The Partnership completed approximately $25,000 in capital expenditures at Wakonda Shopping Center as of December 31, 1999, consisting of tenant improvements and HVAC units. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year.

Town & Country Shopping Center

The Partnership completed approximately $4,000 in capital expenditures at Town & Country Shopping Center as of December 31, 1999, consisting of tenant improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year.

Mesa Dunes Mobile Home Park

The Partnership  completed  approximately $1,000 in capital improvements at Mesa
Dunes   Mobile  Home  Park  during  1999   consisting   primarily   of  building
improvements. This property was sold on February 19, 1999.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 1999, had 47,311 Limited Partnership Units outstanding held by 2,848 Limited Partners of record. Affiliates of the General Partner owned 16,261 units or 34.37% at December 31, 1999. In 1998, the number of Limited Partnership Units decreased by 3 units due to Limited Partners abandoning their units. In abandoning Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                            Per Limited
                                        Aggregate        Partnership Unit
                                                 (in thousands)

       01/01/98 - 12/31/98                   212                  --
       01/01/99 - 12/31/99                $5,615             $111.54

During the year ended December 31, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner in connection with the sale of Mesa Dunes Mobile Home Park. The Partnership declared a distribution of approximately $212,000 in 1998 for the sale of Whispering Pines Mobile Home Park which was subsequently paid to the General Partner during the year ended December 31, 1999. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. No distributions were paid during the year ended December 31, 1998. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,261 limited partnership units in the Partnership representing 34.37% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $1,714,000 versus net income of approximately $3,131,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in net income is due primarily to a decrease in total revenues resulting from the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999 partially offset by the extraordinary loss on early extinguishment of debt of approximately $1,011,000 during the first quarter of 1999 was less than the gain of approximately $2,995,000 realized on the sale of Whispering Pines Mobile Home Park in July 1998 partially offset by the extraordinary loss on early extinguishment of debt of approximately $229,000 during the third quarter of 1998. Excluding the operations of Mesa Dunes and Whispering Pines and the related gain on the sale of the investment properties, income increased during the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase at the Partnership's residential properties is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental and other income. Rental income increased due to rental rate increases and improved occupancy at two of the residential properties. Other income increased primarily due to interest earned on the sale proceeds of Mesa Dunes Mobile Home Park prior to the funds being distributed to the partners. The decrease in total expenses is primarily due to a decrease in operating expense and general and administrative expense partially offset by an increase in depreciation expense. The decrease in operating expense is due to decreases in insurance and maintenance expenses. The decrease in insurance expense is due to a change in insurance carriers which resulted in new policies with lower premiums. The decrease in maintenance expense is due primarily to the reduction of exterior building improvements at Homestead Apartments. The decrease in general and administrative expenses is due to a decline in general partner reimbursements. The increase in depreciation expense is due to property improvements and replacements placed into service at the remaining properties over the last 12 months.

Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for distributable net sales proceeds of approximately $9,292,000 after payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount.

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $6,959,000 after payment of closing costs. The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamortized loan costs and mortgage discount.

The increase in income from discontinued operations is primarily due to an increase in rental income as the result of the increase in occupancy at Town & Country Shopping Center.

Wakonda Shopping Center and Town & Country Shopping Center are the two commercial properties owned by the Partnership and represent one segment of the Partnership's operations. Due to the projected sale of the two commercial properties in 2000, the net assets of these properties have been classified as "Investment in discontinued operations" as of December 31, 1999, on the balance sheet. The investment in discontinued operations on the balance sheet as of December 31, 1999 includes all the assets and liabilities of Town & Country Shopping Center and Wakonda Shopping Center. The income of these two properties has been classified as "Income from discontinued operations" for the years ended December 31, 1999 and 1998. The revenues of these properties were approximately $1,909,000 and $1,735,000 for 1999 and 1998, respectively. Income from operations was approximately $460,000 and $308,000, respectively.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $156,000 ($3.26 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Capital Resources and Liquidity

At December 31, 1999, the Partnership held cash equivalents of approximately $1,235,000 compared to approximately $4,918,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents decreased by approximately $3,683,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $13,137,000 of cash used in financing activities, which was partially offset by approximately $8,366,000 of cash provided by investing activities and approximately $1,088,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of repayment of the mortgages encumbering Mesa Dunes Mobile Home Park and Casa Granada Apartments, distributions paid to partners, prepayment penalties relating to Mesa Dunes Mobile Home Park, loan costs, and payments on mortgages encumbering the remaining properties partially offset by proceeds from the refinancing of Casa Granada Apartments. Cash provided by investing activities consisted primarily of sale proceeds from Mesa Dunes Mobile Home Park and net withdrawals from restricted escrows maintained by the mortgage lenders offset by property improvements and replacements and lease commissions. The Registrant invests its working capital reserves in money market accounts.

On September 30, 1999, the Partnership refinanced the mortgage encumbering Casa Granada Apartments. Interest on the new mortgage is 7.65%. Interest on the old mortgage was 10.07%. The refinancing replaced indebtedness of approximately $1,279,000, including accrued interest of approximately $12,000 with a new mortgage in the amount of $1,413,000. Payments of approximately $12,000 are due on the first day of each month until the loan matures on October 1, 2019. The prior note matured in September 1999.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The minimum amount to be budgeted is expected to be $300 per unit or approximately $136,200. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,426,000 has maturity dates ranging from November 2003 to October 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership declared a distribution of approximately $212,000 in 1998 for the sale of Whispering Pines Mobile Home Park which was subsequently paid to the General Partner during the year ended December 31, 1999. During the twelve months ended December 31, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner in connection with the sale of Mesa Dunes Mobile Home Park. However, both of these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. No distributions were paid during the twelve months ended December 31, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the year 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,261 limited partnership units in the Partnership representing 34.37% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note N to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                        ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $ 1,235
   Receivables and deposits                                                     381
   Restricted escrows                                                           245
   Other assets                                                                 288
   Investment properties (Notes C and I):
      Land                                                    $ 1,632
      Buildings and related personal property                  14,356
                                                               15,988

      Less accumulated depreciation                            (5,626)       10,362

   Investment in discontinued operations (Note H)                             2,811
                                                                            $15,322

Liabilities and Partners' Capital
Liabilities
   Accounts payable                                                          $  257
   Tenant security deposit liabilities                                           52
   Accrued property taxes                                                        63
   Other liabilities                                                            226
   Mortgage notes payable (Note C)                                            8,426

Partners' Capital
   General partner                                              $ 63
   Limited partners (47,311 units issued
      and outstanding)                                          6,235         6,298
                                                                            $15,322

           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (in thousands, except unit data)


                                                           Years Ended December 31,
                                                               1999         1998

Revenues:                                                                (Restated)
   Rental income                                             $  3,556      $ 5,035
   Other income                                                   307          340
   Gain on sale of investment properties                        1,783        2,995
      Total revenues                                            5,646        8,370

Expenses:
   Operating expenses                                           1,458        2,100
   General and administrative                                     311          567
   Depreciation                                                   519          719
   Interest                                                       757        1,475
   Property taxes                                                 336          457
      Total expenses                                            3,381        5,318

Income before discontinued operations and
   extraordinary item                                           2,265        3,052
Income from discontinued operations                               460          308
Income before extraordinary item                                2,725        3,360
Extraordinary loss on early extinguishment of debt             (1,011)        (229)

Net income                                                   $  1,714      $ 3,131

Net income allocated to general partner                       $   299        $ 646
Net income allocated to limited partners                        1,415        2,485

                                                             $  1,714      $ 3,131

Per limited partnership unit:
   Income before discontinued operations and
      extraordinary item                                     $  41.44      $ 50.86
   Income from discontinued operations                           9.63         6.45
   Extraordinary loss on early extinguishment of debt          (21.16)       (4.79)

              Net income                                     $  29.91      $ 52.52

Distributions per limited partnership unit                   $ 111.54       $  --

           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                         Limited
                                       Partnership    General    Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $   1     $47,384    $47,385

Partners' (deficit) capital at
   December 31, 1997                      47,314       $ (332)    $ 7,612    $ 7,280

Abandonment of limited
   partnership units (Note J)                 (3)

Distribution payable to General
   Partner (Note G)                           --         (212)         --       (212)

Net income for the year ended
   December 31, 1998                          --          646       2,485      3,131

Partners' capital at
   December 31, 1998                      47,311          102      10,097     10,199

Distributions to partners                     --         (338)     (5,277)    (5,615)

Net income for the year ended
   December 31, 1999                          --          299       1,415      1,714

Partners' capital at
   December 31, 1999                      47,311        $ 63      $ 6,235    $ 6,298

           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                    $  1,714     $ 3,131
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      868         999
   Amortization of discounts, loan costs, and leasing
      commissions                                                     75         124
   Gain on sale of investment properties                          (1,783)     (2,995)
   Extraordinary loss on early extinguishment of debt              1,011         229
   Change in accounts:
      Receivables and deposits                                       (62)        340
      Other assets                                                  (314)        (87)
      Accounts payable                                                77          16
      Tenant security deposit liabilities                             --          (2)
      Accrued taxes                                                  (52)         28
      Other liabilities                                             (446)        316

          Net cash provided by operating activities                1,088       2,099

Cash flows from investing activities:
  Property improvements and replacements                            (977)       (749)
  Lease commissions paid                                              (7)         --
  Net withdrawals from (deposits to) restricted escrows               58         (14)
  Proceeds from sale of investment properties                      9,292       6,959

          Net cash provided by investing activities                8,366       6,196

Cash flows used in financing activities:
  Proceeds from long-term borrowing                                1,413          --
  Repayment of mortgage notes payable                             (7,702)     (5,027)
  Loan costs paid                                                    (46)         --
  Prepayment penalty                                                (787)         --
  Distributions paid                                              (5,827)         --
  Payments on mortgage notes payable                                (188)       (291)

          Net cash used in financing activities                  (13,137)     (5,318)

Net (decrease) increase in cash and cash equivalents              (3,683)      2,977
Cash and cash equivalents at beginning of the year                 4,918       1,941
Cash and cash equivalents at end of year                        $  1,235     $ 4,918

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,050      $ 1,707
Supplemental disclosure of non-cash flow information:
  Distribution payable to General Partner                         $  --        $ 212
  Property improvements and replacements in accounts
   payable                                                        $  95        $ --

           See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (see "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 1999, the Partnership operates three residential properties in Maryland, Michigan, and Texas and two commercial properties in Iowa.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Granada AIPL 6, Ltd., AIP 6 GP, LP, Whispering Pines AIP 6, LP and Lazy Hollow Partners, Ltd. The Partnership may remove the General Partner of all of the above Partnerships; therefore, the partnerships are controlled and consolidated by the Partnership. Also included in the consolidated financial statements are Mesa Dunes GP, LLC, Wakonda Partners, Town and Country Partners and Mesa Dunes Partners, which are wholly-owned by the partnership. All significant interentity balances have been eliminated.

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

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to 40 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see "Note N").

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits for the residential properties and investment in discontinued operations for the commercial properties. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of three apartment complexes and two commercial complexes and are stated at cost. Due to the projected sale of the two commercial properties in 2000, the net assets of these properties have been classified as "Investment in discontinued operations" as of December 31, 1999, on the balance sheet. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of investment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Restricted Escrows: As a result of the refinancings in prior years of Homestead Apartments and Lazy Hollow Apartments, general reserve accounts were established to cover necessary repairs and replacements of existing improvements. The balance in the reserve account for Homestead Apartments at December 31, 1999 is approximately $24,000, with required monthly deposits of $2,000. The balance for Lazy Hollow Apartments at December 31, 1999, is approximately $221,000 with required monthly deposits of $2,000.

Loan Costs: Loan costs of approximately $194,000, less accumulated amortization of approximately $45,000 at December 31, 1999, are included in other assets and are being amortized on a straight-line basis over the lives of the related loans.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $94,000 and $109,000 for the years ended December 31, 1999 and 1998, respectively were charged to operating expense for the residential properties as incurred. Advertising costs of approximately $6,000 and $27,000 for the years ended December 31, 1999 and 1998, respectively, are included in Income from discontinued operations for the commercial properties.

Lease Commissions: Lease commissions of approximately $281,000, which are included in Investment in discontinued operations in the accompanying consolidated balance sheet, are amortized on a straight line basis over the terms of the respective leases. Current accumulated amortization is approximately $182,000.

Leases: The Partnership generally leases residential units for twelve-months terms or less. The Partnership recognizes income as earned on residential leases. Commercial building lease terms are generally for one to twenty years. Income from base rents on such leases is recognized on a straight-line basis over the lease term. Several tenants have percentage rent clauses which provide for additional rent upon the tenant achieving certain rental objectives. Percentage rent recognized was approximately $124,000 in 1999 and approximately $103,000 in 1998 and is included in income from discontinued operations.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note L" for required disclosures.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                            Principal      Monthly                            Principal
                           Balance At      Payment     Stated                  Balance
                            December      Including   Interest    Maturity      Due At
        Property              1999         Interest     Rate        Date       Maturity
                                (in thousands)                              (in thousands)
Lazy Hollow Apartments
  1st trust deed             $ 3,919         $32        7.50%      07/19         $ --
Homestead Apartments
  1st trust deed               3,099          22        7.33%      11/03         2,935
Casa Granada Apartments
  1st trust deed               1,408          12        7.65%      10/19            --
Continuing Operations          8,426          66                                 2,935

Discontinued Operations

Wakonda Shopping Center
  Town & Country
  Shopping Center
  1st trust deed (1)           3,312          28        9.00%      12/03         3,125
    Total                    $11,738         $94                               $ 6,060

(1)   Payable to Angeles Mortgage Investment Trust ("AMIT") (see "Note G").

On September 30, 1999, the Partnership refinanced the mortgage encumbering Casa Granada Apartments. Interest on the new mortgage is 7.65%. Interest on the old mortgage was 10.07%. The refinancing replaced indebtedness of approximately $1,279,000, including accrued interest of approximately $12,000 with a new mortgage in the amount of $1,413,000. Payments of approximately $12,000 are due on the first day of each month until the loan matures on October 1, 2019. The prior note matured in September 1999.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the investment properties. Prepayment penalties are imposed if the mortgage note is repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                                   2000          $  204
                                   2001             220
                                   2002             238
                                   2003           6,306
                                   2004             167
                                Thereafter        4,603
                                                $11,738

Note D - Sale of Investment Properties

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for distributable net sales proceeds of approximately $9,292,000 after payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount. Revenues from Mesa Dunes included in the accompanying consolidated statements of operations were approximately $254,000 and $1,336,000 for the years ended December 31, 1999 and 1998, respectively.

On July 16, 1998, the Partnership sold Whispering Pines Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $6,959,000 after payment of closing costs. The Partnership realized a gain of approximately $2,995,000 on the sale during the third quarter of 1998. The Partnership also realized a loss on the early extinguishment of debt encumbering Whispering Pines Mobile Home Park of approximately $229,000 during the third quarter of 1998 consisting of the write off of unamortized loan costs and mortgage discount. Revenues from Whispering Pines in the accompanying consolidated statements of operations were approximately $572,000 for the year ended December 31, 1998.

Note E - Distributions

During the year ended December 31, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner in connection with the sale of Mesa Dunes Mobile Home Park. The Partnership declared a distribution of approximately $212,000 in 1998 for the sale of Whispering Pines Mobile Home Park which was subsequently paid to the General Partner during the year ended December 31, 1999. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. No distributions were paid during the year ended December 31, 1998.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             1999          1998

Net income as reported                      $ 1,714      $ 3,131
Add (deduct):
  Depreciation differences                     (103)         (64)
  Disposition of investment property            349          (54)
  Other                                        (219)         124
Federal taxable income                      $ 1,741      $ 3,137

Federal taxable income per limited
  partnership unit                          $ 30.48      $ 53.32


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

   Net assets as reported               $6,298
   Land and buildings                    8,113
   Accumulated depreciation               (492)
   Syndication                           6,802
   Other                                   163
   Net assets - tax basis               $20,884

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the General Partner and affiliates in 1999 and in 1998:

                                                              1999       1998
                                                               (in thousands)
   Property management fees (included in
     operating expense)                                       $189       $313
   Partnership management fees (included in general and
     administrative expense)                                    --        104
   Reimbursement for services of affiliates (included in
     investment properties, operating expense and
     general and administrative expense)                       205        293
   Property lease commissions                                   --         34

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $189,000 and $274,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial properties for providing property management services. These services were performed by affiliates of the General Partner for the nine months ending September 30, 1998 and were approximately $39,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $205,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. No fee was accrued or paid in 1999. Approximately $104,000 in Partnership management fees was accrued during the year ended December 31, 1998 and paid in 1999. No fees were due in 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution of 3% of the aggregate disposition price of sold properties. Pursuant to this provision, the Partnership declared a distribution of approximately $212,000 in 1998 for the sale of Whispering Pines Mobile Home Park which was subsequently paid to the General Partner during the year ended December 31, 1999. The Registrant also declared and paid a distribution to the General Partner of approximately $285,000 in 1999 for the sale of Mesa Dunes Mobile Home Park. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership has a first mortgage to AMIT in the amount of $3,312,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. On February 26, 1999, IPT was then merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $300,000 and $303,000 in interest expense on this note to AMIT for 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,261 limited partnership units in the Partnership representing 34.37% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note H - Investment in Discontinued Operations

Wakonda Shopping Center and Town & Country Shopping Center are the two commercial properties owned by the Partnership and represent one segment of the Partnership's operations. Due to the projected sale of the two commercial properties in 2000, the net assets of these properties have been classified as "Investment in discontinued operations" as of December 31, 1999, on the balance sheet. The investment in discontinued operations on the balance sheet as of December 31, 1999 includes the investment property and the remaining receivables, other assets and liabilities of Town & Country Shopping Center and Wakonda Shopping Center. The results of the commercial segment have been classified as "Income from discontinued operations" for the years ended December 31, 1999 and 1998. The revenues of these properties were approximately $1,909,000 and $1,735,000 for 1999 and 1998, respectively. Income from operations was approximately $460,000 and $308,000, for 1999 and 1998, respectively.

Note I - Real Estate and Accumulated Depreciation

                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                                             Cost
                                                          Buildings       (Removed)
                                                         and Related     Captialized
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 3,919        $  998      $ 8,988         $(2,587)
Homestead Apartments              3,099           557        5,988            (824)
Casa Granada Apartments           1,408           235        1,930             703

Continuing Operations             8,426         1,790       16,906          (2,708)

Discontinued Operations

Wakonda Shopping Center           1,656           873        2,469             236
Town & Country Shopping
  Center                          1,656            38        3,994             426

Totals                          $11,738       $ 2,701      $23,369         $(2,046)


                          Gross Amount At Which Carried
                              At December 31, 1999
                                (in thousands)
                                   Buildings
                                  And Related
                                   Personal             Accumulated     Date    Depreciable
      Description          Land    Property    Total    Depreciation  Acquired  Life-Years
                                                       (in thousands)
Lazy Hollow Apartments    $ 841     $ 6,558   $ 7,399     $ 2,778     07/01/89     5-40
Homestead Apartments         557      5,164     5,721       2,070     11/10/88     5-40
Casa Granada Apartments      234      2,634     2,868         778     04/30/89     5-40

Continuing Operations      1,632     14,356    15,988       5,626

Discontinued Operations

Wakonda Shopping Center      873      2,705     3,578       1,151     04/01/95     5-40
  And Town & Country
  Shopping Center             38      4,420     4,458       1,192     04/01/95     5-40

  Totals                 $ 2,543    $21,481   $24,024     $ 7,969

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                  1999             1998
                                                      (in thousands)
Investment Properties

Balance at beginning of year                    $31,921           $36,223
    Property improvements                         1,072               749
    Disposal of investment properties            (8,969)           (5,051)
Balance at end of year                          $24,024           $31,921

Accumulated Depreciation

Balance at beginning of year                    $ 8,562           $ 8,650
    Additions charged to expense                    868               999
    Disposal of investment properties            (1,461)           (1,087)
Balance at end of year                          $ 7,969           $ 8,562

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $32,137,000 and $38,914,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $8,461,000 and $8,080,000.

Note J - Abandonment of Limited Partnership Units

In 1998, the number of Limited Partnership Units decreased by 3 units due to Limited Partners abandoning their units. In abandoning Limited Partnership Units, a Limited Partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for that year. The income per limited partnership unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year. No units were abandoned in 1999.

Note K - Operating Leases

Tenants of the commercial properties are responsible for their own utilities and maintenance of their space, and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. Tenants are generally not required to pay a security deposit.

As of December 31, 1999, the Partnership had minimum future rentals under non-cancelable leases with initial or remaining terms in excess of one year as follows (in thousands):

                              2000              $1,130
                              2001                 778
                              2002                 536
                              2003                 283
                              2004                 159
                           Thereafter              573
                                                $3,459

Note L - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes in Maryland, Michigan, and Texas. The Partnership rents apartment units for terms that are typically twelve months or less. At December 31, 1999, the Partnership's commercial property segment consists of two retail shopping centers located in Iowa. The Partnership rents commercial space to tenants under various lease terms expiring during 2000 through 2017. These properties lease space to a grocery chain, various specialty retail outlets and fast food enterprises and discount stores.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).

1999                                 Residential     Commercial      Other      Totals
                                                   (discontinued)
Rental income                          $ 3,556          $   --         $ --      $ 3,556
Other income                               225              --           82         307
Interest expense                           757              --           --         757
Depreciation                               519              --           --         519
General and administrative
  expense                                   --              --          311         311
Gain on sale of investment
  property                               1,783              --           --       1,783
Loss on extraordinary item              (1,011)             --           --      (1,011)
Segment profit (loss)                    1,483             460         (229)      1,714
Total assets                            12,123           2,554          645      15,322
Capital expenditures for
  investment properties                  1,043              29           --       1,072


1998                                 Residential    Commercial       Other      Totals
                                                  (discontinued)
Rental income                          $ 5,035         $   --          $ --    $ 5,035
Other income                               285             --            55        340
Interest expense                         1,475             --            --      1,475
Depreciation                               719             --            --        719
General and administrative
  expense                                   --             --           567        567
Gain on sale of investment
  property                               2,995             --            --      2,995
Loss on extraordinary item                (229)            --            --       (229)
Segment profit (loss)                    3,335            308          (512)     3,131
Total assets                            22,275          6,607           941     29,823
Capital expenditures for
  investment properties                    325            424            --        749


Note M - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note N - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $156,000 ($3.26 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the directors and executive officers of Angeles Realty Corporation ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 1999.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         10,799            22.83%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
Insignia Properties LP                        1,956             4.13%
  (an affiliate of AIMCO)

Cooper  River  Properties,   LLC  and  Insignia  Properties  LP  are  indirectly
ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, CO 80222.

No director or officer of the General Partner owns any Units. The General Partner owns 100 Units as required by the terms of the partnership agreement governing the Partnership.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the limited partners holding more than 50% of the then outstanding limited partnership units the general partner may be expelled from the Partnership upon 90 days written notice. In the event that successor general partner has been elected by limited partners holding more than 50% of the then outstanding limited partnership Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partner an amount equal to the accrued and unpaid management fee, described in Article 10 of the Agreement and to purchase the general partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partner's capital account and the fair market value of the share of distributable net proceeds to which the general partner would be entitled. Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the Managing General Partner and affiliates in 1999 and in 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                   $189       $313
   Partnership management fees                                  --        104
   Lease commissions                                            --         34
   Reimbursement for services of affiliates                    205        293

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $189,000 and $274,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ending September 30, 1998, affiliates of the General Partner were entitled to varying percentages of gross receipts from the Registrant's commercial properties for providing property management services. These services were performed by affiliates of the General Partner for the nine months ending September 30, 1998 and were approximately $39,000. Effective October 1, 1998 (the effective date of the Insignia Merger), these services for the commercial properties were provided by an unrelated party.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $205,000 and $293,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. No fee was accrued or paid in 1999. Approximately $104,000 in Partnership management fees was accrued during the year ended December 31, 1998 and paid in 1999. No fees were due in 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution of 3% the aggregate disposition price of sold properties. Pursuant to this provision, the Registrant declared a distribution of approximately $212,000 in 1998 for the sale of Whispering Pines Mobile Home Park which was subsequently paid to the General Partner during the year ended December 31, 1999. The Registrant also declared and paid a distribution, to the General Partner of approximately $285,000 in 1999 for the sale of Mesa Dunes Mobile Home Park. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates the General Partner will return these amounts to the Partnership.

The Partnership has a first mortgage to AMIT in the amount of $3,350,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. On February 26, 1999, IPT was then merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $300,000 and $303,000 in interest expense on this note to AMIT for 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 16,261 limited partnership units in the Partnership representing 34.37% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            1999:

            None.

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

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date:
Martha L. Long          and Controller

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

10.2 Agreement of Purchase and sale of Real Property and Exhibits - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

10.3 Beneficiary's Statement of Assumption - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

10.4 General Partnership Agreement of Sunny Acres Partners - Mesa Dunes Mobile Home Park filed in Form 8-K dated December 23, 1987 which is incorporated herein by reference.

10.5 Agreement of Purchase and Sale of Property with Exhibits - Wakonda Shopping Center and Town & Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

10.6 First Amendment to Agreement of Purchase and Sale of Property - Wakonda Shopping Center and Town & Country Shopping Center filed in Form 8-K dated December 30, 1987 which is incorporated herein by reference.

10.7 Agreement of Purchase and Sale of Real Property with Exhibits - Homestead Apartments filed in Form 8-K dated November 10, 1988 which is incorporated herein by reference.

10.8 Promissory Notes Homestead Apartments filed in Form 8-K dated March 29, 1991 which is incorporated herein by reference.

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

10.14 Assignment and Assumption of Contracts - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and LaSalle National Trust, dated August 28, 1996.

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

10.18 Contract of Sale executed October 8, 1997, by and between Angeles Income Properties Ltd. 6, a California Limited Partnership and Paul Callister regarding the sale of LaSalle Warehouse.

10.19       Assignment and Assumption of Leases  regarding the sale of LaSalle
            Warehouse.

10.20 Blanket Conveyance, Bill of Sale and Assignment regarding the sale of LaSalle Warehouse.

10.21 Contract of Sale between Registrant and Hometown America, L.L.C. effective July 16, 1998.

10.22 Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. effective July 16, 1998.

10.23 Second Amendment to Contract of Sale between Registrant and Hometown America, L.L.C. effective July 16, 1998.

10.24 Contract of Sale between Registrant and Matthew N. Follett, L.P., effective September 8, 1998 (filed as Exhibit 10.21 on Form 8-K February 19, 1999).

10.25       Reinstatement   and   Amendment   to  Contract  of  Sale   between
            Registrant and Matthew N. Follett, L.P., effective December 14, 1998 (filed as Exhibit 10.21 on Form 8-K February 19, 1999).

10.26 Multi-family note between Granada AIPL6, L.P. and GMAC Commercial Mortgage Corporation dated September 27, 1999.

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.

18          Independent  Accountants'   Preferability  Letter  for  Change  in
            Accounting Principle.

27          Financial Data Schedule.

                                                                    Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation II
General Partner of Angeles Income Properties, Ltd. 6
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note N of Notes to the Consolidated Financial Statements of Angeles Income Properties, Ltd. 6 included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                             Very truly yours,
                                                          /s/Ernst & Young LLP

                                                                  Exhibit 10.26
                                                       FHLMC Loan No. 002640244


                                MULTIFAMILY NOTE
                                     (TEXAS)

US $1,413,000.00                          As of this 27th day of September, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of One Million Four Hundred Thirteen Thousand and 00/100 Dollars (US $1,413,000.00), with interest on the unpaid principal balance at the annual rate of seven and sixty-five hundredths percent (7.65%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Eleven Thousand Five Hundred Twelve and 98/100 Dollars (US
$11,512.98), shall be payable on the first day of each month beginning on November 1, 1999, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on October 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

8. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or of acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

15. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

16. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

17. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

18. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

19. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

20. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

                                   GRANADA AIPL6, A TEXAS LIMITED PARTNERSHIP, a Texas limited partnership

                                   By:   Granada AIPL6, Inc.,
                                         a Texas corporation,
                                         its general partner

                                   By
                                   Name:
                                   Title:

                                   74-2640737
                                   Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 28TH DAY OF SEPTEMBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
California corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM

Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C)   the Present Value Factor.

      For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                  [OBJECT OMITTED]

      n = number of months remaining in Yield Maintenance Period

      ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1.   The  following  paragraph  is  added  to  Paragraph  8 of the  Note  ("Loan
     Charges"):

            Notwithstanding any contrary provision contained in this Note, if any sum payable under this Note is not paid within three (3) days from the date on which it is due or the earliest time permitted under applicable law for a late payment charge to accrue, Borrower shall pay to Lender upon demand an amount equal to the lesser of (a) five percent (5%) of such unpaid sum or (b) the maximum amount permitted by applicable law in order to defray a portion of the expenses incurred by Lender in handling and processing such delinquent payment and to compensate Lender for the loss of the use of such delinquent payment. If the day when any payment required under this Note is due is not a Business Day (as defined in Paragraph 10 of the Note), then payment shall be due on the first Business Day thereafter.

2. The first sentence of 7 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

3.   Paragraph  9(c) of the Note is  amended to add the  following  subparagraph
     (4):

      (4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.