Form 10QSB
period 2000-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2000-05-15
CIK 812564

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

                   For the quarterly period ended March 31, 2000


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                         ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                $ 1,528
   Receivables and deposits                                                     267
   Restricted escrows                                                           258
   Other assets                                                                 246
   Investment properties:
      Land                                                    $ 1,632
      Buildings and related personal property                  14,499
                                                               16,131
      Less accumulated depreciation                            (5,771)       10,360
   Investment in discontinued operations                                      2,789
                                                                            $15,448

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                          $  169
   Tenant security deposit liabilities                                           58
   Accrued property taxes                                                        88
   Other liabilities                                                            174
   Mortgage notes payable                                                     8,392

Partners' Capital

   General partner                                              $  66
   Limited partners (47,311 units issued and
      outstanding)                                              6,501         6,567
                                                                            $15,448

            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:                                                                 (Restated)
  Rental income                                                $  865       $ 1,046
  Other income                                                     38           116
  Gain on sale of investment property                              --         1,783
      Total revenues                                              903         2,945

Expenses:
  Operating                                                       356           391
  General and administrative                                       76           104
  Depreciation                                                    145           151
  Interest                                                        169           254
  Property tax                                                    122            84
      Total expenses                                              868           984

Income before discontinued operations and
  extraordinary item                                               35         1,961
Income from discontinued operations                               234           100
Income before extraordinary item                                  269         2,061
Extraordinary loss on early extinguishment of debt                 --        (1,011)

Net income                                                     $  269       $ 1,050

Net income allocated to general partner                         $   3          $ 64
Net income allocated to limited partners                          266           986

                                                               $  269       $ 1,050
Per limited partnership unit:
  Income before discontinued operations and
   extraordinary item                                         $  0.73       $ 39.91
  Income from discontinued operations                            4.89          2.09
  Extraordinary loss on early extinguishment of debt               --        (21.16)

Net income                                                    $  5.62       $ 20.84

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. 6
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)


                                      Limited
                                     Partnership     General     Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $  1       $47,384    $47,385

Partners' capital at
   December 31, 1999                   47,311          $ 63       $ 6,235    $ 6,298

Net income for the three months
   ended March 31, 2000                    --             3           266        269

Partners' capital at
   March 31, 2000                      47,311          $ 66       $ 6,501    $ 6,567

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  269      $ 1,050
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     232          221
   Amortization of loan costs and leasing commissions                15           22
   Gain on sale of investment property                               --       (1,783)
   Extraordinary loss in early extinguishment of debt                --        1,011
   Change in accounts:
      Receivables and deposits                                       25           25
      Other assets                                                   18           (5)
      Accounts payable                                                2          (28)
      Tenant security deposit liabilities                             6           (2)
      Accrued property taxes                                         88          (54)
      Other liabilities                                             (60)        (359)
        Net cash provided by operating activities                   595           98

Cash flows from investing activities:

  Property improvements and replacements                           (241)         (56)
  Net (deposits to) withdrawals from restricted escrows             (13)          22
  Proceeds from sale of investment property                          --        9,292
  Lease commissions paid                                             (4)          --
        Net cash (used in) provided by investing activities        (258)       9,258

Cash flows used in financing activities:

  Payments on mortgage notes payable                                (44)         (57)
  Repayment of mortgage notes payable                                --       (6,423)
  Prepayment penalty                                                 --         (787)
        Net cash used in financing activities                       (44)      (7,267)

Net increase in cash and cash equivalents                           293        2,089

Cash and cash equivalents at beginning of period                  1,235        4,918
Cash and cash equivalents at end of period                      $ 1,528      $ 7,007

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  237        $ 337

Supplemental disclosure of non-cash activities:

  Distribution payable to general partner                         $  --         $ 54

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and property improvements and replacements were adjusted by approximately $95,000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

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

The following payments were paid to the General Partner and affiliates during the three month period ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $ 45       $ 56
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                               54         73

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $45,000 and $56,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $54,000 and $73,000 for the three months ended March 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the three months ended March 31, 1999, the Partnership declared and paid a distribution of approximately $54,000 payable to the General Partner related to the sale of Mesa Dunes Mobile Home Park. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

AIMCO and its affiliates currently own 16,318 limited partnership units in the Partnership representing 34.491% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership has a first mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $3,302,000, which is secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $74,000 and $75,000 in interest expense on this note to AMIT for each of the three months ended March 31, 2000 and 1999, respectively.

Note D - Investment in Discontinued Operations

Wakonda Shopping Center and Town & Country Shopping Center are the two commercial properties owned by the Partnership and represent one segment of the Partnership's operations. Due to the projected sale of the two commercial properties in 2000, the net assets of these properties have been classified as "Investment in discontinued operations" as of March 31, 2000, on the balance sheet. The investment in discontinued operations on the balance sheet as of March 31, 2000 includes the investment property and the remaining receivables, other assets and liabilities of Town & Country Shopping Center and Wakonda Shopping Center. The results of the commercial segment have been shown as income from discontinued operations for the three months ended March 31, 2000 and 1999. Accordingly, the 1999 consolidated statement of operations has been restated to reflect this presentation. The revenues of these properties were approximately $583,000 and $451,000 for the three month periods ended March 31, 2000 and 1999, respectively. Income from operations was approximately $234,000 and $100,000, for the three month periods ended March 31, 2000 and 1999, respectively.

Note E - Segment Reporting

Description of the types of products and services from which reportable segments derive their revenues:

The Partnership has two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Maryland, Michigan and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consists of two retail shopping centers, both located in Iowa. The Partnership rents commercial space to tenants under various lease terms expiring during 2000 through 2008. Both properties lease space to various specialty retail outlets, several fast food enterprises and discount stores and Wakonda also leases space to a grocery store.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately, because they provide services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

              2000                Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  865           $ --          $ --       $ 865
Other income                             36             --             2          38
Interest expense                        169             --            --         169
Depreciation                            145             --            --         145
General and administrative
  expense                                --             --            76          76
Segment profit (loss)                   109            234           (74)        269
Total assets                         12,151          2,789           508      15,448
Capital expenditures for
  investment properties                 142              4            --         146


              1999                Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                       $ 1,046          $  --          $ --     $ 1,046
Other income                            102             --            14         116
Interest expense                        254             --            --         254
Depreciation                            151             --            --         151
General and administrative
  expense                                --             --           104         104
Gain on sale of property              1,783             --            --       1,783
Loss on extraordinary item            1,011             --            --       1,011
Segment profit (loss)                 1,040            100           (90)      1,050
Total assets                         14,036          6,475         3,519      24,030
Capital expenditures for
  investment properties                  52              4            --          56

Note F - Sale of Investment Properties

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $9,292,000 after payment of closing costs. A portion of the proceeds were used to pay off the mortgage encumbering the investment property of approximately $6,423,000. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount. Revenues from Mesa Dunes included in the accompanying consolidated statements of operations were approximately $251,000 for the three month period ended March 31, 1999.

Note G - Legal Proceedings

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

Note H - Subsequent Event - Sale of Discontinued Operation

On May 4, 2000, the Partnership sold Wakonda Shopping Center, located in Des Moines, Iowa, to an unaffiliated third party for a contract price of $2,900,000. The proceeds from the sale were used to pay off the mortgage encumbering both Wakonda Shopping Center and Town & Country Shopping Center. The General Partner anticipates recognizing a gain on sale of investment property during the second quarter 2000.

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

The Partnership's investment properties consist of two commercial properties and three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                Average Occupancy
      Property                                  2000          1999

      Lazy Hollow Apartments                     98%          97%
         Columbia, Maryland
      Homestead Apartments                       95%          97%
         East Lansing, Michigan
      Casa Granada Apartments                    93%          95%
         Harlingen, Texas
      Wakonda Shopping Center                    84%          86%
         Des Moines, Iowa
      Town & Country Shopping Center             91%          99%
         Cedar Rapids, Iowa (1)

(1) The decrease in occupancy at Town & Country Shopping Center is due to losing several tenants at the beginning of the year.

Results from Operations

The Partnership realized net income of approximately $269,000 compared to net income of approximately $1,050,000 for the three month periods ended March 31, 2000 and 1999, respectively. The decrease in net income is due primarily to a decrease in total revenues resulting from the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999. This was partially offset by the extraordinary loss of approximately $1,011,000 on the early extinguishment of debt encumbering the Mesa Dunes Mobile Home Park during the first quarter of 1999. See "Part I - Financial Information, Item 1. Financial Statements, Note F - Sale of Investment Property" for a discussion of the Mesa Dunes Mobile Home Park property sale. Excluding the operations of Mesa Dunes and the related gain on the sale of the investment property, income from continuing operations decreased during the three months ended March 31, 2000 as compared to the same period in 1999. This decrease at the Partnership's residential properties is primarily due to an increase in total expenses and a decrease in total revenues. Total expenses increased primarily as a result of increased property tax, depreciation, and operating expenses. Property tax expense increased as a result of an increase in the assessed value of Homestead Apartments. Depreciation expense increased as a result of fixed asset additions over the past twelve months. Operating expenses increased primarily due to salary and utility cost increases at Lazy Holly Apartments. Total revenues decreased primarily due to a decrease in other income as a result of lower interest income which declined during the period ended March 31, 2000 as a result of lower cash balances held in interest bearing accounts.

Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Wakonda Shopping Center and Town & Country Shopping Center are the two commercial properties owned by the Partnership and represent one segment of the Partnership's operations. Due to the projected sale of the two commercial properties in 2000, the net assets of these properties have been classified as "Investment in discontinued operations" as of March 31, 2000, on the balance sheet. The investment in discontinued operations on the balance sheet as of March 31, 2000 includes the investment property and the remaining receivables, other assets and liabilities of Town & Country Shopping Center and Wakonda Shopping Center. The results of the commercial segment have been shown as "Income from discontinued operations" for the three months ended March 31, 2000 and 1999. The revenues of these properties were approximately $583,000 and $451,000 for the three month periods ended March 31, 2000 and 1999, respectively. Income from operations was approximately $234,000 and $100,000, for the three month periods ended March 31, 2000 and 1999, respectively.

On May 4, 2000, the Partnership sold Wakonda Shopping Center, located in Des Moines, Iowa, to an unaffiliated third party for a contract price of $2,900,000. The General Partner anticipates recognizing a gain on sale of investment property during the second quarter 2000. The proceeds from the sale were used to pay off the mortgage encumbering both Wakonda Shopping Center and Town & Country Shopping Center.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,528,000 versus approximately $7,007,000 at March 31, 1999. For the three months ended March 31, 1999, cash increased by approximately $293,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $595,000 of cash provided by operating activities offset by approximately $258,000 of cash used in investing activities and approximately $44,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, lease commissions paid, and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of mortgage principle payments. The Registrant invests its working capital reserves in money market accounts.

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $9,292,000 after payment of closing costs. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount.

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

Lazy Hollow Apartments

The Partnership has budgeted, but is not limited to, capital improvements of approximately $291,000 for the year 2000, which consist of interior and exterior building improvements, parking lot improvements, floor covering replacements, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $26,000 of capital improvements at Lazy Hollow Apartments consisting of major landscaping, lighting improvements, cabinet and countertop replacements, and floor covering replacements. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

The Partnership has budgeted capital improvements of approximately $87,000 for the year 2000, which consist primarily of appliance replacements, floor covering replacements, and parking lot improvements. During the three months ended March 31, 2000, the Partnership completed approximately $73,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements, appliance replacements, and major landscaping. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa Granada Apartments

The Partnership has budgeted capital improvements of approximately $79,000 for the year 2000, which consist of floor covering replacements, air conditioning unit replacements, appliances, water heaters, and window treatments. During the three months ended March 31, 2000, the Partnership completed approximately $43,000 of capital improvements at Casa Granada Apartments primarily consisting of exterior painting and building improvements. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wakonda Shopping Center

The Partnership has budgeted capital improvements of approximately $338,000 for the year 2000, which consist primarily of roof replacements, HVAC upgrades, tenant improvements, and building improvements. During the three months ended March 31, 2000, the Partnership completed approximately $2,000 of capital improvements at Wakonda Shopping Center consisting of office equipment replacements. These improvements were funded from cash flow from operations. This property was sold May 4, 2000.

Town and Country Shopping Center

The Partnership has budgeted capital improvements of approximately $75,000 for the year 2000, which consist of tenant improvements. During the three months ended March 31, 2000, the Partnership completed approximately $2,000 of capital improvements at Town and Country Shopping Center for tenant improvements. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 2000, the mortgage indebtedness of approximately $8,392,000 has maturity dates ranging from October 2003 to October 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 1999, the Partnership declared a distribution payable of approximately $54,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. No distributions were paid during the three months ended March 31, 2000. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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