Form 10QSB
period 2000-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2000-08-14
CIK 812564

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

                    For the quarterly period ended June 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,495
   Receivables and deposits                                                     965
   Restricted escrows                                                           270
   Other assets                                                                 201
   Investment properties:
      Land                                                    $ 1,632
      Buildings and related personal property                  14,552
                                                               16,184
      Less accumulated depreciation                            (5,922)       10,262
                                                                            $13,193

Liabilities and Partners' Capital
Liabilities

   Accounts payable                                                          $  121
   Tenant security deposit liabilities                                           64
   Accrued property taxes                                                       144
   Other liabilities                                                            224
   Distribution payable to general partner                                       87
   Mortgage notes payable                                                     8,352

Partners' Capital

   General partner                                              $ 42
   Limited partners (47,311 units issued and
      outstanding)                                              4,159         4,201
                                                                            $13,193

            See Accompanying Notes to Consolidated Financial Statements

b)
                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                                 2000        1999        2000       1999
                                                          (Restated)             (Restated)
Revenues:
  Rental income                                  $  883       $ 850    $ 1,748     $ 1,896
  Other income                                       66          83        104         199
  Gain on sale of investment property                --          --         --       1,783
       Total revenues                               949         933      1,852       3,878

Expenses:
  Operating                                         392         353        748         744
  General and administrative                         73          51        149         155
  Depreciation                                      151         114        296         265
  Interest                                          157         170        326         424
  Property tax                                       89          76        211         160
       Total expenses                               862         764      1,730       1,748

Income before discontinued operations,
  loss on sale of discontinued operations,
  and loss on early extinguishment of debt           87         169        122       2,130
(Loss) income from discontinued
  operations                                       (272)        168        (38)        268
Loss on sale of discontinued operations            (344)         --       (344)         --
Loss on early extinguishment of debt                 --          --         --      (1,011)

Net (loss) income                               $ (529)      $ 337      $ (260)    $ 1,387

Net income (loss) allocated to
  general partner                                $ 81        $ 232       $ 84       $ 296
Net (loss) income allocated to
  limited partners                                 (610)        105       (344)      1,091

Net (loss) income                               $ (529)      $ 337      $ (260)    $ 1,387

Per limited partnership unit:
  Income before discontinued operations,
   loss on sale of discontinued operations,
   and loss on early extinguishment of debt     $ 1.83      $ (1.29)    $ 2.56     $ 38.62
  (Loss) income from discontinued
   operations                                     (5.68)       3.51      (0.79)       5.60
  Loss on sale of discontinued operations         (9.04)         --      (9.04)         --
  Extraordinary loss on early
   extinguishment of debt                            --          --         --      (21.16)

Net (loss) income per limited
  partnership unit                              $(12.89)    $ 2.22     $ (7.27)    $ 23.06

Distributions per limited partnership unit      $ 36.61      $ --      $ 36.61      $ --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. 6
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' capital at

   December 31, 1999                   47,311          $ 63       $ 6,235    $ 6,298

Distributions to partners                  --            (18)      (1,732)    (1,750)

Distribution payable to general
   partner                                 --            (87)          --        (87)

Net income (loss) for the six
   months ended June 30, 2000              --             84         (344)      (260)

Partners' capital at

   June 30, 2000                       47,311          $ 42       $ 4,159    $ 4,201

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (260)     $ 1,387
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                     441          431
   Amortization of loan costs and leasing commissions                21           37
   Loss (gain) on sale of investment property                       344       (1,783)
   Extraordinary loss on early extinguishment of debt                --        1,011
   Change in accounts:
      Receivables and deposits                                     (280)        (143)
      Other assets                                                  201           18
      Accounts payable                                              (51)         (28)
      Tenant security deposit liabilities                           (33)          (6)
      Accrued property taxes                                       (181)         (15)
      Other liabilities                                             (38)        (438)
        Net cash provided by operating activities                   164          471

Cash flows from investing activities:

  Property improvements and replacements                           (299)        (206)
  Net (deposits to) withdrawals from restricted escrows             (25)           4
  Proceeds from sale of investment property                       5,303        9,292
  Lease commissions paid                                             (4)          (7)
        Net cash provided by investing activities                 4,975        9,083

Cash flows from financing activities:

  Distributions to partners                                      (1,750)        (298)
  Payments on mortgage notes payable                                (89)         (99)
  Repayment of mortgage notes payable                            (3,297)      (6,423)
  Prepayment penalty                                                 --         (787)
        Net cash used in financing activities                    (5,136)      (7,607)

Net increase in cash and cash equivalents                             3        1,947

Cash and cash equivalents at beginning of period                  1,492        4,918
Cash and cash equivalents at end of period                      $ 1,495      $ 6,865

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 465        $ 577

At December 31, 1999, approximately $95,000 of property improvements and replacements were included in accounts payable.

At June 30, 2000, a distribution of approximately $87,000 to the General Partner was declared.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments were paid to the General Partner and its affiliates during the six month period ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $ 92       $100
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                               84         76
   Due from general partner                                     --         69

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $92,000 and $100,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $84,000 and $76,000 for the six months ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the six months ended June 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 payable to the General Partner related to the sale of Mesa Dunes Mobile Home Park. During the six months ended June 30, 2000, the Partnership declared a distribution of approximately $87,000 payable to the General Partner related to the sale of Wakonda Shopping Center. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return any such amounts paid from the Partnership.

AIMCO and its affiliates currently own 16,465 limited partnership units in the Partnership representing 34.802% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the six months ended June 30, 2000. The Partnership paid approximately $121,000 and $150,000 in interest expense on this note to AMIT for each of the six months ended June 30, 2000 and 1999, respectively.

Note D - Disposition of Discontinued Operations

During the six months ended June 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for approximately $5,800,000. After payoff of the first mortgage and payment of closing costs the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale during the second quarter of 2000.

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as (loss) income from discontinued operations and loss on sale of discontinued operations for the three and six months ended June 30, 2000 and 1999. Accordingly, the 1999 consolidated statement of operations has been restated to reflect this presentation. The revenues of these properties for the three and six months ended June 30, 2000 were approximately $583,000 and $533,000, respectively, as compared to approximately $451,000 and $976,000, respectively, for the three and six months ended June 30, 1999. Loss from discontinued operations for the three and six months ended June 30, 2000 was approximately $272,000 and $38,000, respectively, compared to income of approximately $168,000 and $268,000 for the three and six months ended June 30, 1999, respectively.

Note E - Distributions

During the six months ended June 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. During the six months ended June 30, 1999, the Partnership declared a distribution payable of approximately $54,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.

Note F - Segment Reporting

Description of the types of products and services from which reportable segments derive their revenues:

The Partnership had two reportable segments: residential and commercial properties. The Partnership's residential property segment consists of three apartment complexes, one each in Maryland, Michigan and Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consisted of two retail shopping centers, both located in Iowa which were sold during the six months ended June 30, 2000. As a result of the sale of the commercial properties during 2000, the commercial segment is shown as discontinued operations (see "Note D - Disposition of Discontinued Operations" for further discussion regarding the sales).

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

       Three Months Ended

         June 30, 2000            Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  883           $ --          $ --       $ 883
Other income                             57             --             9          66
Interest expense                        157             --            --         157
Depreciation                            151             --            --         151
General and administrative
  expense                                --             --            73          73
Loss from discontinued
  operations                             --           (272)           --        (272)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Segment profit (loss)                   151           (616)          (64)       (529)


        Six Months Ended

         June 30, 2000            Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                       $ 1,748          $ --          $ --      $ 1,748
Other income                             93             --            11         104
Interest expense                        326             --            --         326
Depreciation                            296             --            --         296
General and administrative
  expense                                --             --           149         149
Loss from discontinued
  operations                             --            (38)           --         (38)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Segment profit (loss)                   262           (382)         (138)       (260)
Total assets                         11,496             --         1,697      13,193
Capital expenditures for
  investment properties                 195              9            --         204


       Three Months Ended

         June 30, 1999            Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                        $ 850           $ --          $ --       $ 850
Other income                             49             --            34          83
Interest expense                        170             --            --         170
Depreciation                            114             --            --         114
General and administrative
  expense                                --             --            51          51
Income from discontinued
  operations                             --            168            --         168
Segment profit (loss)                   186            168           (17)        337


        Six Months Ended

         June 30, 1999            Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                       $ 1,896          $ --          $ --      $ 1,896
Other income                            151             --            48         199
Interest expense                        424             --            --         424
Depreciation                            265             --            --         265
General and administrative
  expense                                --             --           155         155
Gain on sale of property              1,783             --            --       1,783
Loss on extraordinary item           (1,011)            --            --      (1,011)
Income from discontinued

  operations                             --            268            --         268
Segment profit (loss)                 1,226            268          (107)      1,387
Total assets                         14,179          6,480         3,324      23,983
Capital expenditures for
  investment properties                 192             14            --         206

Note G - Sale of Investment Properties

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

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Lazy Hollow Apartments                     98%          97%
         Columbia, Maryland
      Homestead Apartments (1)                   93%          96%
         East Lansing, Michigan
      Casa Granada Apartments (1)                91%          94%
         Harlingen, Texas

(1) The decrease in occupancy at Homestead Apartments and Casa Granada Apartments is a result of increased competition in the local market and new home sales.

Results from Operations

The Partnership realized a net loss of approximately $260,000 compared to net income of approximately $1,387,000 for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in net income is due primarily to the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999 partially offset by the extraordinary loss of approximately $1,011,000 on the early extinguishment of debt encumbering the Mesa Dunes Mobile Home Park during the first quarter of 1999, and a loss of approximately $344,000 on the sale of Town and Country Shopping Center and Wakonda Shopping Center during the six months ended June 30, 2000. See "Part I - Financial Information,
Item 1. Financial Statements,  Note G - Sale of Investment Property" and "Note D
- Disposition of Discontinued Operations" for a discussion of the Mesa Dunes Mobile Home Park and Town and Country and Wakonda Shopping Center property sales. Excluding the operations of Mesa Dunes, Town and Country, and Wakonda Shopping Center and the related gain/loss on the sale of the investment properties, income from continuing operations was approximately $122,000 and $347,000 for the six months and approximately $87,000 and $169,000 for the three months ended June 30, 2000 and 1999, respectively. This decrease at the Partnership's residential properties for the three and six month periods ended June 30, 2000 is primarily due to an increase in total expenses partially offset by an increase in total revenues. Total expenses increased primarily as a result of increased depreciation, property tax, and operating expenses. Depreciation expense increased as a result of fixed asset additions over the past twelve months. Property tax expense increased as a result of an increase in the assessed value of Homestead Apartments. Operating expense increased primarily due to increases in administrative and property expenses. Administrative expense increased as a result of appraisal fees at Casa Granada and increased professional fees at Lazy Hollow Apartments. Property expenses increased primarily due to increased utility and salary expenses at Homestead Apartments and Lazy Hollow Apartments. Total revenues for the three months ended June 30, 2000 increased primarily due to an increase in rental income partially offset by a decrease in other income. Rental income increased as a result of increased rental rates at all of the properties despite decreases in occupancy at Homestead and Casa Granada Apartments. Rental revenue for the six months ended June 30, 2000 decreased due to the sale of Mesa Dunes in the prior year. Other income decreased as a result of lower interest income which declined during the period ended June 30, 2000 as a result of lower cash balances held in interest bearing accounts.

Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,495,000 versus approximately $6,865,000 at June 30, 1999. For the six months ended June 30, 2000, cash increased by approximately $3,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $164,000 of cash provided by operating activities and approximately $4,975,000 of cash provided by investing activities partially offset by approximately $5,136,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of discontinued operations partially offset by property improvements and replacements, lease commissions paid, and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consists of repayment of mortgage notes payable, mortgage principle payments, and distributions to partners. The Registrant invests its working capital reserves in money market accounts.

During the six months ended June 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for approximately $5,800,000. After payoff of the first mortgage and payment of closing costs the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale during the second quarter of 2000.

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

Lazy Hollow Apartments

The Partnership has budgeted, but is not limited to, capital improvements of approximately $291,000 for the year 2000, which consist of interior and exterior building improvements, parking lot improvements, floor covering replacements, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $62,000 of capital improvements at Lazy Hollow Apartments consisting of HVAC unit replacements, major landscaping, parking lot improvements, cabinet and countertop replacements, and floor covering replacements. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

The Partnership has budgeted capital improvements of approximately $87,000 for the year 2000, which consist primarily of appliance replacements, floor covering replacements, and parking lot improvements. During the six months ended June 30, 2000, the Partnership completed approximately $83,000 of budgeted and unbudgeted capital improvements at Homestead Apartments consisting primarily of floor covering replacements, parking lot improvements, appliance replacements, and major landscaping. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa Granada Apartments

The Partnership has budgeted capital improvements of approximately $79,000 for the year 2000, which consist of floor covering replacements, air conditioning unit replacements, appliances, water heaters, and window treatments. During the six months ended June 30, 2000, the Partnership completed approximately $51,000 of capital improvements at Casa Granada Apartments primarily consisting of exterior painting and building improvements and office equipment. These improvements were funded from cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wakonda Shopping Center

During the six months ended June 30, 2000, the Partnership completed approximately $6,000 of capital improvements at Wakonda Shopping Center consisting of office equipment replacements. These improvements were funded from cash flow from operations. This property was sold on May 4, 2000.

Town and Country Shopping Center

During the six months ended June 30, 2000, the Partnership completed approximately $2,000 of capital improvements at Town and Country Shopping Center for tenant improvements. These improvements were funded from cash flow from operations. This property was sold on May 16, 2000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 2000, the mortgage indebtedness of approximately $8,352,000 has maturity dates ranging from October 2003 to October 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. During the six months ended June 30, 1999, the Partnership declared a distribution payable of approximately $54,000 payable to the General Partner. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.27, Contract of Sale between Registrant and The Cadle Company, an Ohio Corporation, effective May 16, 2000, regarding the sale of Town and Country Shopping Center.

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    ANGELES INCOME PROPERTIES, LTD. 6

                                    By:   Angeles Realty Corporation II
                                          General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:

                                                                   Exhibit 10.27



                           PURCHASE AND SALE CONTRACT

                                     BETWEEN

                                   AS SELLERS

                                       AND

                        Angeles Income Properties Ltd. 6

                                  AS PURCHASER

                                TABLE OF CONTENTS

                                                                            Page

ARTICLE 1 DEFINED TERMS......................................................1
ARTICLE 2 PURCHASE AND SALE OF PROPERTY......................................4
ARTICLE 3 PURCHASE PRICE & DEPOSIT...........................................5
ARTICLE 4 FINANCING..........................................................6
ARTICLE 5 FEASIBILITY PERIOD.................................................6
ARTICLE 6 TITLE..............................................................8
ARTICLE 7 CLOSING...........................................................12
ARTICLE 8 REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS AND PURCHASER17
ARTICLE 9  CONDITIONS PRECEDENT TO CLOSING..................................21
ARTICLE 10 BROKERAGE........................................................22
ARTICLE 11 POSSESSION.......................................................22
ARTICLE 12 DEFAULTS AND REMEDIES............................................22
ARTICLE 13 RISK OF LOSS OR CASUALTY.........................................23
ARTICLE 14 RATIFICATION.....................................................23
ARTICLE 15 EMINENT DOMAIN...................................................24
ARTICLE 16 MISCELLANEOUS....................................................24


                                 EXHIBITS

EXHIBIT A - LEGAL DESCRIPTION...............................................30
EXHIBIT B - ESCROW AGREEMENT................................................31
EXHIBIT 1.1.4 - SCHEDULE OF COMMERCIAL LEASES...............................37
EXHIBIT 1.1.7 - EXCLUDED PERMITS............................................38
EXHIBIT 1.1.9 - FIXTURES AND TANGIBLE PERSONAL PROPERTY.....................39
EXHIBIT 1.1.16 - SCHEDULE OF PROPERTY CONTRACTS.............................40
EXHIBIT 6.2.1 - EXCEPTIONS..................................................41
EXHIBIT 7.2.1.1 - FORM OF GENERAL WARRANTY DEED.............................42
EXHIBIT 7.2.1.2 - FORM OF BILL OF SALE......................................47
EXHIBIT 7.2.1.3 - FORM OF GENERAL ASSIGNMENT................................52
EXHIBIT 7.2.1.6 - SELLERS'S CERTIFICATE OF NON-FOREIGN STATUS...............59
EXHIBIT 8.1.1.3 - PARTIES IN POSSESSION OF PROPERTY.........................60
EXHIBIT 9.1.4 - FORM OF ESTOPPEL CERTIFICATE................................61

                        PURCHASE AND SALE CONTRACT

THIS PURCHASE AND SALE CONTRACT ("Purchase Contract") is entered into as of the _______ day of ________, 2000 (the "Effective Date") by and between LS TRUST, BARBARA D. MANN, OBERSTEIN TRUST, EMANUEL L. LUBIN REVOCABLE TRUST, ROBERT I. LUBIN, DONALD LUBIN, DEANA L. RICH, SPR TRUST, HERBERT AND DEANS SHULMAN REVOCABLE TRUST, DORFMAN FAMILY TRUST("Sellers") and ANGELES INCOME PROPERTIES LTD. 6, a California Limited Partnership, have a principal address at c/o AIMCO, 1873 South Bellaire Street, Suite 1700, Denver, Colorado, 80222,("Purchaser").

     NOW, THEREFORE WITNESSETH: That for and in consideration of mutual covenants and agreements herein after set forth, Sellers and Purchaser hereby agree as follows:

                                    RECITALS

R-1...Sellers holds legal title to a parcel of real estate more particularly described in EXHIBIT A attached hereto and made a part hereof located in the County of Linn, Iowa, on each of which parcel improvements have been constructed.

R-2...Purchaser desires to purchase and Sellers have agreed to sell such land, improvements and certain associated property, defined below as the "Property" on the terms and conditions set forth below (which terms and conditions shall control in the event of any conflict with these Recitals), such that on the Closing Date as defined in this Purchase Contract the Property will be conveyed by general warranty or equivalent deed to Purchaser or its designee.

R-3...Purchaser has agreed to pay to Sellers the Purchase Price for the Property, and Sellers have agreed to sell the Property to Purchaser on the terms and conditions set forth below.

R-4...Purchaser has made such investigations regarding the Property, and Purchaser's intended uses of the Property as Purchaser has deemed necessary and desirable, has approved the same in all respects, subject only to the representations, warranties and covenants set forth in this Purchase Contract and does hereby agree to consummate the transactions contemplated by this Purchase Contract as set forth below.

                                    ARTICLE 1

                                  DEFINED TERMS

1.1 Terms with initial capital letters in this Purchase Contract shall have the meanings set forth in this Article 1 below.

1.1.1 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the State of Iowa.

1.1.2 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Purchase Contract in accordance with the terms and conditions of this Purchase Contract.

1.1.3 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held under the terms and conditions of this Purchase Contract and on which date full payment of the Purchase Price for the Property shall have been paid to and received by Sellers in immediately available U.S. funds, which Closing Date shall be on May 15, 2000, or on such date as the closing of the sale of the property more specifically described in
Exhibit 1.1.3-1 a by Purchaser to its designee.

1.1.4 "Commercial Lease(s)" means the interest of Sellers in and to all leases, subleases and other occupancy agreements, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property scheduled on EXHIBIT 1.1.4 attached hereto.

      1.1.5 This subsection is intentionally left blank.

      1.1.6 This subsection is intentionally left blank.

1.1.7 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits as may be designated as Excluded Permits on EXHIBIT 1.1.7, if any, attached hereto.

1.1.8 "Financing Commitments" means the written commitment(s) to finance the purchase and operation of the Property from [NAME OF LENDER] dated [DATE OF LOAN COMMITMENT].

1.1.9 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of personal property now located on the Land or in the Improvements as of the date of this Purchase Contract and as of the date of the end of the Feasibility Period described below and used or usable in connection with any present or future occupation or operation of all or any part of the Property. The term "Fixtures and Tangible Personal Property" does not include (i)
equipment leased by Sellers and the interest of Sellers in any equipment provided to the Property for use, but not owned or leased by Sellers, or (ii) property owned or leased by Tenants and guests, employees or other persons furnishing goods or services to the Property or (iii) property and equipment owned by Sellers, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property or (iv) the property and equipment, if any, expressly identified in EXHIBIT 1.1.9

1.1.10 "Improvements" means all buildings and improvements, located on the Land taken "as is."

1.1.11 "Land" means all of that certain tract of land located in Linn County, Iowa, commonly known as Town & Country Shopping Center, Cedar Rapids, Iowa, more particularly described in EXHIBIT A attached hereto and made a part hereof and all rights, privileges and appurtenances pertaining thereto.

1.1.12 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Sellers, excluding, however, (i) receivables which includes past due rent, (ii) Property Contracts, (iii) Commercial Leases, (iv) Permits, (v) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (vi) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (vii) utility and similar deposits, (viii) insurance or other prepaid Items, or (ix) books and records, except to the extent that Sellers receives a credit on the closing statement for any such item.

1.1.13 "Permits" means all licenses and permits granted by governmental authorities having jurisdiction over the Property in respect of the matter to which the applicable license or permit applies and owned by Sellers or used in or relating to the ownership, occupancy or operation of the Property or any part thereof not subject to a Commercial Lease.

1.1.14 "Permitted Exceptions" means those exceptions or conditions permitted to encumber the title to the Property in accordance with the provisions of Section 6.2.

1.1.15 "Property" means the Land and Improvements described in the Recitals and all rights of Sellers relating to the Land and the Improvements, including without limitation, any rights, title and interest of Sellers, if any, in and to
(i) any strips and gores adjacent to the Land and any land lying in the bed of any street, road, or avenue opened or proposed, in front of or adjoining the Land, to the center line thereof; (ii) any unpaid award for any taking by condemnation or any damage to the Property by reason of a change of grade of any street or highway; (iii) all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Property; together with all Fixtures and Tangible Personal Property, the right, if any and only to the extent transferable, of Sellers issued to Property Contracts (other than those contracts, if any, which are identified for termination by Purchaser during the Feasibility Period) and Commercial Leases, Permits other than Excluded Permits and the Miscellaneous Property Assets owned by Sellers which are located on the Property and used in its operation.

1.1.16 "Property Contracts" means all purchase orders, maintenance, service or utility contracts and similar contracts, which relate to the ownership, maintenance, construction or repair and/or operation of the Property and which are not cancelable on ninety (90) days' or shorter Notice, except Commercial Leases, identified on EXHIBIT 1.1.16.

1.1.17 "Purchase Contract" means this Purchase and Sale Contract by and between Sellers and Purchaser.

1.1.18 "Purchase Price" means the total consideration to be paid by Purchaser to Sellers for the purchase of the Property.

1.1.19 "Survey" shall have the meaning ascribed thereto in Section 6.11.

1.1.20 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Commercial Lease.

1.1.21 "Title Commitment" or "Title Commitments" shall have the meaning ascribed thereto in Section 6.1.

1.1.22 "Title Insurer" shall have the meaning set forth in Section 6.1.


                                    ARTICLE 2

                          PURCHASE AND SALE OF PROPERTY

2.1 Sellers agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Sellers, in accordance with the terms and conditions set forth in this Purchase Contract.

                                    ARTICLE 3

                            PURCHASE PRICE & DEPOSIT

3.1 The total purchase price ("Purchase Price") for the Property shall be One Hundred Fifty Thousand Dollars ($150,000.00), subject to payment in accordance with Section 3.1.2 hereinbelow. The Purchase Price shall be paid by Purchaser, subject to credit and adjustment hereinafter provided subject to all the terms and conditions herein contained.

      3.1.1 Deposit

3.1.1.1 On the date hereof, Purchaser shall deliver to Fidelity National Title Insurance Company ("Escrow Agent" or the "Title Company") a deposit in the sum of One Thousand Five Hundred Dollars ($1,500.00) in cash (such sum being hereinafter referred to as the "Deposit"). Purchaser and Sellers each approve the form of Escrow Agreement attached as EXHIBIT B.

3.1.1.2 The Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms hereof. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable, (provided that Escrow Agent shall invest the Deposit as jointly directed by Sellers and Purchaser should Sellers and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent), and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit, as set forth below.

3.1.1.3 If the sale of the Property is closed by the date fixed therefor (or any extension date provided for by the mutual written consent of the parties hereto, given or withheld in their respective sole discretion), monies held as the Deposit shall be applied (and paid over to the Sellers) on the Date of Closing. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Deposit shall be returned and refunded to Purchaser, and neither party shall have any further liability hereunder, subject to and except for Purchaser's liability under Section 5.3.

3.1.1.3 If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Sellers, Purchaser shall be entitled to the remedies set forth in ARTICLE 12 hereof. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Sellers shall be entitled to the remedies set forth in ARTICLE 12.

3.1.2 Purchaser shall, on the Date of Closing, pay Sellers the purchase price subject to credit and adjustment as provided herein, jointly in cash or by wire transfer of current funds.

                                    ARTICLE 4

                                    FINANCING

4.1 Purchaser assumes full responsibility to expeditiously and diligently initiate and pursue all steps necessary to obtain the funds required for settlement. Purchaser will use its best efforts to obtain the necessary financing.

                                    ARTICLE 5

                               FEASIBILITY PERIOD

5.1 Subject to the terms of Section 5.3 below, for forty-five (45) calendar days following the Effective Date, Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees ("Consultants") shall have the right from time to time to enter onto the Property. Purchaser may choose to waive this right in writing at any time. Should Purchaser exercise its right, it may enter onto the Property:

5.1.1 To conduct and make any and all customary studies, tests, examinations and inspections, or investigations of or concerning the Property (including without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys). Notwithstanding the foregoing, in no event shall Purchaser conduct any invasive environmental assessment, test or other inspection of the Property without the prior written consent of Sellers, which consent may be withheld in Sellers' sole discretion.

5.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property.

      5.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property.

5.2 Should the results of any of the matters referred to in Section 5.1 above appear unsatisfactory to Purchaser for any reason Purchaser shall provide Sellers with written Notice during the Feasibility Period of each basis for such determination by Purchaser (including, without limitation, title and survey objections other than the permitted exceptions) or such objections shall be deemed waived by Purchaser in which case Purchaser and Sellers shall proceed to consummate the Closing on the Closing Date. If Purchaser gives Sellers such Notice, Sellers shall within (10) business days following receipt of such Notice cure such objection or satisfy such condition. Should Sellers not elect to cure such objection or satisfy such condition, Purchaser may elect to waive the objection or condition. Should Sellers so elect to cure such objection or satisfy such condition, or should Purchaser subsequently waive such objection or condition, then the Closing shall take place conditioned on such cure or based on such waiver on terms agreed upon by the Parties.

5.3 Purchaser shall indemnify and hold Sellers harmless for any actions taken by Purchaser and its Consultants on the Property. Purchaser shall indemnify, defend and hold Sellers harmless from any and all claims, damages, costs and liability which may arise due to such entries, surveys, tests, investigations and the like. Sellers'Purchaser hereby agrees to restore the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this ARTICLE 5 at Purchaser's sole cost and expense. Purchaser shall maintain casualty insurance and comprehensive public liability insurance with broad form contractual and personal injury liability endorsements with respect to the Property and Purchaser's activities carried on therein, in amounts (including deductible amounts) and with such insurance carriers as shall be approved by Sellers and naming Sellers and its affiliates as Loss Payees or Additional Insureds (at the option of Sellers), with endorsements acceptable to Sellers, including a waiver of defenses of the insurer based on the actions or inaction of Purchaser. Such liability insurance shall provide coverages of not less than $1,000,000.00 for injury or death to any one person and $3,000,000.00 for injury or death to more than one person and $500,000.00 with respect to property damage, by water or otherwise). The provisions of this Section shall survive the Closing or termination of this Purchase Contract.

5.4 Purchaser shall not permit any mechanic's or materialman's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any studies or tests conducted by or for Purchaser. Purchaser shall give notice to Sellers a reasonable time prior to entry onto the Property and shall permit Sellers to have a representative present during all investigations and inspections conducted with respect to the Property. Purchaser shall take all reasonable actions and implement all protections necessary to ensure that all actions taken in connection with the investigations and inspections of the Property, and all equipment, materials and substances generated, used or brought onto the Property pose no material threat to the safety of persons or the environment and cause no damage to the Property or other property of Sellers or other persons

                                    ARTICLE 6

                                      TITLE

6.1 Purchaser shall provide a Preliminary Title Report for the Property within ten (10) days after the Effective Date. Purchaser shall promptly secure a commitment for title insurance for the Property in an amount equal to the Purchase Price ("Title Commitment,") issued by Fidelity National Title Insurance Company ("Title Insurer") for an owner's title insurance policy on the most recent standard American Land Title Association ("ALTA") Policy form, together with legible copies of all instruments identified as exceptions therein. Purchaser agrees that it shall be solely responsible for payment of all costs relating to procurement of the Title Commitment and any Owner's or Lender's title policies.

6.2 Purchaser agrees to accept title to the Land and Improvements, so long as the same is insurable at ordinary rates. Any conveyance by general warranty or equivalent deed pursuant to this Purchase Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions" and Purchaser agrees to accept the deed and title subject thereto:

6.2.1 All exceptions shown in the Preliminary Title Report (other than mechanics' liens and taxes due and payable in respect of the period preceding Closing) and all exceptions noted in EXHIBIT 6.2.1 attached hereto; and

      6.2.2 Such exceptions and matters as the Title Company shall be willing to omit as exceptions to coverage; and

6.2.3 All Commercial Leases and any other occupancy, residency, lease, tenancy and similar agreements entered into in the ordinary course of business; and

6.2.4 All Property Contracts and any other existing contracts created in the ordinary course of business by Sellers, which are not identified for termination by Purchaser during the Feasibility Period; and

6.2.5 Non-delinquent real estate and property taxes to the extent not due and payable; and

6.2.6 Defects and exceptions which do not materially and adversely affect the condition of title to the Property and its use as of the Effective Date; and

6.2.7 This subsection is intentionally left blank.

      6.2.8 This subsection is intentionally left blank.

6.3 Unpaid liens for taxes, charges, and assessments shall not be objections to title, but the amount thereof plus interest and penalties thereon shall be deducted from the Purchase Price to be paid for the applicable Property hereunder and allowed to Purchaser, subject to the provisions for apportionment of taxes and charges contained herein. Provided said amounts do not exceed the total cash amount being paid into escrow.

6.4 Unpaid franchise or business corporation taxes of any corporations in the chain of title shall not be an objection to title, provided that the Title Insurer agrees to insure against collection out of the Property or otherwise against Purchaser or its affiliates, and provided further that the Title Insurer agrees to omit such taxes as exceptions to coverage with respect to any lender's mortgagee insurance policy.

6.5 If on the Closing Date there shall be conditional bills of sale or Uniform Commercial Code financing statements filed with respect to any tenant's property, such financing statements shall not be deemed to be an objection to title.

6.6 If on the Closing Date, the state of title is other than in accordance with the requirements set forth in this Purchase Contract or if any condition to be fulfilled by Sellers shall not be satisfied, Purchaser shall provide Sellers with written Notice thereof at such time, or such title objection or unfulfilled condition shall be deemed waived by Purchaser in which case Purchaser and Sellers shall proceed to consummate the Closing on the Closing Date. If Purchaser timely gives Sellers such Notice, Sellers shallcure such objection or unfulfilled condition for up to Ninety (90) calendar days after date of Sellers' notice. Should Sellers be able to cure such title objection or condition, or should Sellers be able to cause title insurance company to insure over same by the Closing Date or any postponed Closing Date, or should Purchaser waive such objection or condition within such period for cure, then the Closing shall take place on or before thirty (30) calendar days after Notice of such cure or waiver.

6.7 If during the period of cure Sellers are unable or unwilling to eliminate such title objection or cause a title insurance company to insure over such matter or satisfy such unfulfilled condition, Sellers shall give Purchaser written Notice thereof, and Purchaser shall have the right to waive such objection by written Notice delivered to Sellers and the title company issuing the Preliminary Title Report on or before Seven (7) calendar days following the date Sellers gives such Notice.Should Purchaser not elect to waive its objections, it may terminate this agreement, and the parties hereto shall have no further obligations to each other.

6.8 Sellers covenant that it will not voluntarily create or cause any lien or encumbrance (other than Commercial Leases and Property Contracts in the ordinary course of business) to attach to the Property between the date of this Purchase Contract and the Closing Date; any such monetary lien or encumbrance so attaching by voluntary act of Sellers shall be discharged by the Sellers at or prior to Closing on the Closing Date or any postponed Closing Date. Except as expressly provided above, Sellers shall not be required to undertake efforts to remove any other lien, encumbrance, security interest, exception, objection or other matter, to make any expenditure of money or institute litigation or any other judicial or administrative proceeding and Sellers may elect not to discharge the same.

Sellers may enter into new Commercial Leases and new Property Contracts in the ordinary course of business during the Feasibility Period. Sellers may terminate or agree to terminate Commercial Leases and Property Contracts in the ordinary course of business during the Feasibility Period. Unless this Purchase And Sale Contract is terminated as provided herein, then upon the expiration of the Feasibility Period, Seller shall not, without the consent of Purchaser, (which consent will not be unreasonably withheld) enter into any new Commercial Leases or Property Contracts affecting the Property, or terminate or agree to terminate any Commercial Leases. For purposes of this Section 6.8 Purchaser's failure to respond in writing to Sellers'Sellers' written request for consent within five
(5) business days shall be deemed consent on the part of the Purchaser. All new leases or contracts entered into in accordance with the provisions of this
Section 6.8 shall be deemed "Commercial Leases" and "Property Contracts" respectively as defined herein.

6.9 Anything to the contrary notwithstanding, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception, that has been waived or deemed to have been waived by Purchaser.

6.10 After the Feasibility Period, Purchaser shall not have any right to terminate this Purchase Contract or object to any lien, encumbrance, exception or other matter that is a Permitted Exception or that has been waived or deemed to have been waived by Purchaser.

6.11 If Purchaser desires to obtain a survey of the Property ("Survey"), Purchaser shall obtain such Survey at Purchaser's sole cost and expense, and shall cause such Survey to be promptly delivered to Sellers within the Feasibility Period. If the Survey is the basis on which Purchaser notifies Sellers of an objection under this Purchase And Sale Contract, said Survey must meet the following minimum standards: The Survey (i) shall be prepared in accordance with and shall comply with the minimum requirements of the ALTA; (ii) shall be in a form, and shall be certified as of a date satisfactory to Title Insurer to enable Title Insurer to delete standard survey exceptions from the title insurance policy to be issued pursuant to the Title Commitments, except for any Permitted Exceptions; (iii) shall specifically show all improvements, recorded easements to the extent locatable, set back lines, and such other matters shown as exceptions by the Title Commitments; (iv) shall specifically show the right of way for all adjacent public streets; (v) shall specifically disclose whether (and, if so, what part of) any of the Property is in an area designated as requiring flood insurance under applicable federal laws regulating lenders; (vi) shall contain a perimeter legal description of the Property which may be used in the special warranty deed; (vii) shall be certified to Purchaser, Purchaser's lender, Sellers and Title Insurer as being true and correct; and
(viii) shall certify that the legal description set forth therein describes the same, and comprises all of, the real estate comprising the Property to be purchased by Purchaser pursuant to the terms of this Purchase Contract. In the event the perimeter legal description of the Property contained in the Survey differs from that contained in the deed or deeds by which Sellers took title to the Property, the description to be used in the General Warranty Deed delivered by Sellers to Purchaser must be agreed upon by the parties and insured by the title insurance company.

6.11.1 Should such Survey disclose conditions that give rise to a title exception other than a Permitted Exception, Purchaser shall have the right to object thereto within the Feasibility Period in accordance with the procedures set forth in ARTICLE 5 above.

6.11.2 If Purchaser elects to obtain the Survey, Purchaser agrees to make payment in full of all costs of obtaining the Survey required by this Purchase Contract on or before Closing or termination of this Purchase Contract.

                                    ARTICLE 7

                                     CLOSING

7.1   Dates, Places Of Closing, Prorations, and Delinquent Rent.

7.1.1 The Closing shall take place ten (10) days following the termination of the Feasibility Period, or waiver thereof by Purchaser, in the offices of the Title Company, in the jurisdiction of the Land at Fidelity National Title Insurance Co., 700 Louisiana, Suite 2600, Houston, Texas 77002 or at such other place as the parties shall mutually agree upon at a time mutually agreed upon on the Closing Date. If requested by Purchaser, Seller shall agree to conduct closing through a pre-closing, an escrow or other arrangement reasonably requested by Purchaser, whereby the Sellers and Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means.

7.1.2 The Closing Date may be extended without penalty at the option of Purchaser to a date not later than Ninety (90) Days following the Closing Date specified above to satisfy a condition to be satisfied by Purchaser or Sellers, or such later date as is mutually acceptable to Sellers and Buyer. The Closing Date may be further extended without penalty at the option of Purchaser to allow Purchaser the time necessary to simultaneously transfer title of the property more fully described in Exhibit 1.1.3-1 to its designee.

7.1.3. All normal and customarily proratable items, including, without limitation, Rents (as defined below), operating expenses, real property taxes, personal property taxes and other operating expenses and fees shall be prorated as of the Closing Date, Sellers being charged and credited for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Sellers attributable to the period on or after the Closing Date) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. All unapplied deposits under Tenant leases, if any, shall be transferred by Sellers to Purchaser at the Closing. Purchaser shall assume at Closing the obligation to pay any accrued but unpaid tenant improvement allowances and leasing commissions, together with any payments due parties to other agreements affecting the Property which survive Closing. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration shall be final and unadjustable except as provided in the following paragraph. For purposes of this
Section 7.1.3. and Section 7.1.4. and 7.1.5. the terms "Rent" and "Rents" shall include, without limitation, base rents, additional rents, tenants' proportionate share of operating expenses, percentage rents and common area maintenance charges. The provisions of this Section 7.1.3. shall apply during the Proration Period (as defined below).

7.1.4. If any of the items subject to proration hereunder cannot be prorated at the Closing because the information necessary to compute such proration is unavailable, or if any errors or omissions in computing prorations at the Closing are discovered subsequent to the Closing, then such item shall be reapportioned and such errors and omissions corrected as soon as practicable after the Closing Date and the proper party reimbursed, which obligation shall survive the Closing for a period (the "Proration Period") from the Closing Date until one (1) year after the Closing Date. Neither party hereto shall have the right to require a recomputation of a Closing proration or a correction of an error or omission in a Closing proration unless within the Proration Period one of the parties hereto (i) has obtained the previously unavailable information or has discovered the error or omission, and (ii) has given Notice thereof to the other party together with a copy of its good faith recomputation of the proration and copies of all substantiating information used in such recomputation. The failure of a party to obtain any previously unavailable information or discover an error or omission with respect to an item subject to proration hereunder and to give Notice thereof as provided above within the Proration Period shall be deemed a waiver of its right to cause a recomputation or a correction of an error or omission with respect to such item after the Closing Date. Any Rents that have accrued, but have not yet been paid shall be prorated in accordance with estimates based upon the prior years' information (or reasonable estimates of Sellers if no such prior years' information is available), and shall be subsequently readjusted and reapportioned upon receipt. Purchaser shall pay Sellers for Rents that have accrued, but are not yet due and payable, at Closing.

7.1.5. If on the Closing Date any Tenant is in arrears in any Rent payment under any Tenant lease (the "Delinquent Rent"), any Delinquent Rent received by Purchaser and Sellers from such Tenant after the Closing shall be applied to amounts due and payable by such Tenant during the following periods in the following order of priority: (i) first, to the period of time before the Closing Date, and (ii) second, to the period of time after the Closing Date. If Delinquent Rent or any portion thereof received by Sellers or Purchaser after the Closing are due and payable to the other party by reason of this allocation, the appropriate sum, less a proportionate share of any reasonable attorneys' fees and costs and expenses expended in connection with the collection thereof, shall be promptly paid to the other party. After the Closing, Sellers shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Delinquent Rent owed to Sellers by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant (provided, that Sellers shall not commence any legal actions or proceedings against any Tenant which continues as a Tenant at the Property after Closing without the prior consent of Purchaser, which will not be unreasonably withheld or delayed), and the delivery of the Assignment as defined in Section 7.2.1.3 shall not constitute a waiver by Sellers of such right. Purchaser agrees to cooperate with Sellers at no cost or liability to Purchaser in connection with all efforts by Sellers to collect such Delinquent Rent and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Sellers, upon demand, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Delinquent Rent by Sellers; provided, however, that Purchaser's obligation to cooperate with Sellers pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property. The provisions of this Section 7.1.5. shall apply during the Proration Period.

7.1.6. Purchaser shall pay the Escrow Agent's fee. Purchaser shall pay all costs associated with recording the general warranty deed at Closing, including, but not limited to, recording fees, and the real estate transfer fee , if any.

7.2   Items To Be Delivered Prior To Or At Closing.

7.2.1 Sellers. At Closing, Sellers shall deliver to Purchaser, each of the following items, as applicable:

7.2.1.1  General  warranty or  equivalent  deed in the form  attached as EXHIBIT
7.2.1.1 to Purchaser or its designee. The acceptance of the deed at Closing, shall be deemed to be full performance of, and discharge of, every agreement and obligation on Sellers' part to be performed under this Purchase Contract, except for those that this Purchase Contract specifically provides shall survive Closing.

7.2.1.2 A Bill of Sale without recourse or warranty except as provided in this Purchase And Sale Contract in the form attached as EXHIBIT 7.2.1.2 covering all Property Contracts, Commercial Leases, Permits (other than Excluded Permits) and Fixtures and Tangible Personal Property, if any, required to be transferred to Purchaser with respect to such Property. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Sellers' obligations thereunder.

7.2.1.3 An Assignment (to the extent assignable and in force and effect) without recourse or warranty except as provided in this Purchase And Sale Contract in the form attached as EXHIBIT 7.2.1.3 of all of Sellers' right, title and interest in and to the Miscellaneous Property Assets, if any, subject to any required consents. Purchaser shall countersign the same so as to effect an assumption by Purchaser, including, without limitation, of Sellers' obligations thereunder.

            7.2.1.4  A closing statement executed by Sellers.

7.2.1.5 A vendor's affidavit or at Sellers' option an indemnity, as applicable, in the customary form reasonably acceptable to Sellers to enable Title Insurer to delete the standard exceptions (other than matters constituting any Permitted Exceptions to the title insurance policy set forth in this Purchase Contract and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Sellers to any greater liability, or impose any additional obligations, other than as set forth in this Purchase Contract; and

7.2.1.6 If applicable , a certification of Sellers' non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended, in the form attached as EXHIBIT 7.2.1.6.

            7.2.1.7  This subsection is intentionally left blank.



7.2.1.8 Any documentation required of Sellers by Escrow Agent or Title Company in order to complete the sale of the property pursuant to the terms of the within Purchase And Sale Contract.

            7.2.1.9  This subsection intentionally left blank.

7.2.1.10 Except for the items expressly listed above to be delivered at Closing, delivery of any other required items shall be deemed made by Sellers to Purchaser, if Sellers leaves such documents at the Property in their customary place of storage or in the custody of Purchaser's representatives.

7.2.2 Purchaser. At Closing, Purchaser shall deliver to Sellers the following items with respect to each Property being conveyed or transferred by merger at such Closing:

7.2.2.1 The full Purchase Price as required by ARTICLE 3 hereof plus or minus the adjustments or prorations required by this Purchase Contract. If at Closing there are any liens or encumbrances on the Property , Sellers shall use the Purchase Price for the Property to satisfy same, and Sellers shall deliver to Purchaser, or to Purchaser's designee, on such Closing instruments in recordable form sufficient to satisfy such liens and encumbrances of record (or, as to any mortgages or deeds of trust, appropriate payoff letters, acceptable to the Title Insurer), together with the cost of recording or filing such instruments. The existence of any such liens or encumbrances shall not be deemed objections to title if Sellers shall comply with the foregoing requirements.

            7.2.2.2  A closing statement executed by Purchaser.

7.2.2.3 If applicable, a countersigned counterpart of the Bill of Sale in the form attached as EXHIBIT 7.2.1.2.

7.2.2.4 If applicable, a countersigned counterpart of the Assignment in the form attached as EXHIBIT 7.2.1.3.

            7.2.2.5  This subsection is intentionally left blank.



7.2.2.6 Any documentation required of Purchaser by Escrow Agent or Title Company in order to complete the sale of the Property pursuant to the terms of the within Purchase And Sale Contract.

7.2.2.7 Executed Environmental Indemnity Agreement and such other documents required by Indemnitee to be provided by Sellers in sub-paragraph 7.2.1.9 above.

7.2.2.8 Such other instruments, documents or certificates as are required to be delivered by Purchaser to Sellers in accordance with any of the other provisions of this Purchase Contract.

                                    ARTICLE 8

         REPRESENTATIONS, WARRANTIES AND COVENANTS OF SELLERS AND PURCHASER

8.1   Representations And Warranties Of Sellers.

8.1.1 For the purpose of inducing Purchaser to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Sellers represents and warrants to Purchaser the following as of the Effective Date and as of the Closing Date:

8.1.1.1 Sellers identified in the Recitals are lawfully and duly organized, and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Purchase Contract and in the state where the property is located if required by local law; and has or at Closing shall have the power and authority to sell and convey the Property and to execute the documents to be executed by Sellers and prior to Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Purchase Contract, and the consummation of the transactions contemplated by this Purchase Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any Purchase Contract to which Sellers are a party or by which Sellers or any Subsidiary Owner are otherwise bound. Sellers have not made any other Purchase Contract for the sale of, or given any other person the right to purchase, all or any part of any of the Property applicable to the foregoing representation;

8.1.1.2 Sellers own insurable, fee title to the Property, including all real property contained therein required to be sold to Purchaser, subject only to the Permitted Exceptions;

8.1.1.3 There are no adverse or other parties in possession of the Property, except for occupants, guests and tenants under the Commercial Leases or otherwise as set forth in EXHIBIT 8.1.1.3;

8.1.1.4 The joinder of no person or entity other than the Sellers is necessary to convey the Property, fully and completely to Purchaser at Closing, or to fulfill Sellers' obligations and Sellers have all necessary right and authority to convey and assign to Purchaser his/her/its portion of all contract rights and warranties required to be conveyed and assigned to Purchaser hereunder;

8.1.1.5 Purchaser has no duty to collect withholding taxes for Sellers pursuant to the Foreign Investors Real Property Tax Act of 1980, as amended;

8.1.1.6 To Sellers' knowledge, there are no actions, proceedings, litigation or governmental investigations or condemnation actions either pending or threatened against the Property, as applicable, or against Sellers, so as to prevent Sellers from conveying Title to the Property to Purchaser;

8.1.1.7 No claims for labor performed, materials furnished or services rendered in connection with constructing, improving or repairing any of the Property remain unpaid beyond the date for which payment was due and in respect of which liens may or could be filed against any of the Property.

8.1.2 Except for the representations and warranties expressly set forth above in Subsection 8.1.1, the Property is expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is relying upon, no information provided by Sellers and no statements, representations or warranties, express or implied, made by or enforceable directly against Sellers, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, the state, federal, county or local law, ordinance, order, permit or suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the deeds conveying the Property and the representations set forth above). Purchaser represents and warrants that as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies, reports, investigations and inspections as it deems appropriate in connection with the Property. If Sellers provide or have provided any documents, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, Purchaser and Sellers agree that Sellers have done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, opinions or work product shall not create or give rise to any liability of or against Sellers, any Subsidiary Owner, Sellers' partners or affiliates or any of their respective partners, officers, directors, participants, employees, contractors, attorneys, consultants, representatives, agents, successors, assigns or predecessors-in-interest. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Sellers with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Commercial Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Sellers shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Purchase Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Purchase Contract. Purchaser hereby releases Sellers from any and all claims and liabilities relating to the foregoing matters, except as provided in Section 8.1.3 below.

8.1.3  Sellers  and  Purchaser  agree that those  representations  contained  in
Section 8.1 shall survive Closing for a period of One (1) year (that is, any proceeding based on the breach of a representation contained in Section 8.1 that survives Closing must be commenced within One (1) year subsequent to the date of such representation). 8.1.4 Any statement contained in the representations and warranties of this Section 8.1 and made to the "knowledge" of Sellers shall mean ONLY the actual knowledge of Sellers based upon the information communicated to Sellers by Joann Mauck, a representative of the management company managing the Property as of the Effective Date, in a certification addressed to Sellers and dated as of the Effective Date; and otherwise any reference to the "knowledge" of Sellers shall not be deemed to imply any duty of investigation or inquiry by Sellers and shall not be construed to include the knowledge of any member, partner, officer, director, agent, employee or representative of Sellers or any affiliate of Sellers, imputed to Sellers or constructively attributed to Sellers.

8.2   Representations And Warranties Of Purchaser

8.2.1 For the purpose of inducing Sellers to enter into this Purchase Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Sellers the following as of the Effective Date and as of the Closing Date:

      8.2.2 With respect to Purchaser and its business, Purchaser represents and warrants, in particular, that:

            8.2.2.1  Purchaser is a California Limited Partnership..

8.2.2.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Purchase Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's officers or members is required to so empower or authorize Purchaser.

8.2.2.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Purchase Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Sellers.

8.2.2.4 Purchaser is duly authorized to execute and deliver, acting through its duly empowered and authorized officers and members, respectively, and perform this Purchase Contract and all documents and instruments and transactions contemplated hereby or incidental hereto, and such execution, delivery and performance by Purchaser does not (i) violate any of the provisions of their respective certificates of incorporation or bylaws, (ii) violate any provision of any law, governmental rule or regulation currently in effect, (iii) violate any judgment, decree, writ, injunction, award, determination or order currently in effect that names or is specifically directed at Purchaser or its property, and (iv) require the consent, approval, order or authorization of, or any filing with or notice to, any court or other governmental authority.

8.2.2.5 The joinder of no person or entity other than Purchaser is necessary to consummate the transactions to be performed by Purchaser and Purchaser has all necessary right and authority to perform such acts as are required and contemplated by this Purchase Contract.

8.2.3 Purchaser has not dealt with any broker, finder or any other person, in connection with the purchase of or the negotiation of the purchase of the Property that might give rise to any claim for commission against Sellers or lien or claim against the Property. Purchaser will indemnify Sellers against any such person making any claim for commission with respect to this transaction claiming said commissions by or through acts of Purchaser.

                                  ARTICLE 9...

                         CONDITIONS PRECEDENT TO CLOSING

9.1 Purchaser's obligation to close under this Purchase Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.1.1 All of the documents required to be delivered by Sellers to Purchaser at Closing pursuant to the terms and conditions hereof shall have been delivered and shall be in form and substance reasonably satisfactory to Purchaser;

9.1.2 Each of the representations and warranties of Sellers contained herein shall be true in all material respects as of the Closing Date;

9.1.3 Sellers shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Sellers hereunder;

9.1.4 The sale of the property more specifically described in Exhibit 1.1.3-1 attached hereto from Purchaser to its designee shall close contemporaneously with this transaction. Should said sale not close, Purchaser shall not be obligated to close the sale described herein.

9.1.5 Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Purchase Contract.

9.2 Without limiting any of the rights of Sellers elsewhere provided for in this Purchase Contract, Sellers' obligation to close with respect to conveyance of a particular Property under this Purchase Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

9.2.1 Purchaser's representations and warranties set forth in this Purchase Contract shall have been true and correct in all material respects when made, and shall be true and correct in all material respects on the Closing Date and as of the Effective Date as though such representations and warranties were made at and as of such date and time.

9.2.2 Purchaser shall have fully performed and complied with all covenants, conditions, and other obligations in this Purchase Contract to be performed or complied with by it at or prior to Closing including, without limitation, payment in full of the Purchase Price.

9.2.3 There shall not be pending or, to the knowledge of either Purchaser or Sellers, any litigation or threatened litigation which, if determined adversely, would restrain the consummation of any of the transactions contemplated by this Purchase Contract or declare illegal, invalid or nonbinding any of the covenants or obligations of the Purchaser.

      9.2.4 This subsection is intentionally left blank.



                                   ARTICLE 10

                                    BROKERAGE

10.1 Purchaser represents and warrants to Seller that it has not dealt with or utilized the services of any real estate broker, sales person or finder in connection with this Purchase Contract, however, if applicable, Purchaser agrees to indemnify the Seller from and against all claims for brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party.

10.2 If applicable, Broker shall not be deemed a party or third party beneficiary of this Purchase Contract.

10.3 If applicable, Broker assumes no responsibility for the condition of the Property or representation for the performance of this Purchase Contract by the Sellers or Purchaser.

                                   ARTICLE 11

                                   POSSESSION

11.1 Possession of the Property subject to the Permitted Exceptions shall be delivered to Purchaser at the Closing, subject to Purchaser's right of entry for inspection as set forth in ARTICLE 5.

                                   ARTICLE 12

                              DEFAULTS AND REMEDIES

12.1 In the Event Purchaser terminates this Purchase Contract following the Feasibility Period for any reason other than Sellers' inability to convey title as required by this Purchase Contract or Purchaser's failure to close the sale of the property described in Exhibit 1.1.3-1 to its designee as described in
Article 9, or defaults hereunder prior to the Closing Date and consummation of the Closing does not occur by reason of such termination or default by Purchaser, Sellers and Purchaser agree that it would be impractical and extremely difficult to estimate the damages which Sellers may suffer. Therefore, Sellers and Purchaser hereby agree that, except for the Purchaser's obligations to Sellers under Section 5.3, the reasonable estimate of the total net detriment that Sellers would suffer in the event that Purchaser terminates this Purchase Contract or defaults hereunder prior to the Closing Date is and shall be, as Sellers' sole remedy (whether at law or in equity), the right to receive from the Escrow Agent and retain the full amount of the Deposit. The payment and performance of the above as liquidated damages are not intended as a forfeiture or penalty within the meaning of applicable law and are intended to settle all issues and questions about the amount of damages suffered by Sellers in the applicable event, except only for damages under Section 5.3 above, irrespective of the time when the inquiry about such damages may take place. Upon any such failure by Purchaser hereunder, this Purchase Contract shall be terminated, and neither party shall have any further rights or obligations hereunder, each to the other, except for the Purchaser's obligations to Sellers under Section 5.3 above, and the right of Sellers to collect such liquidated damages to the extent not theretofore paid by Purchaser.

12.2 Provided that Purchaser has not terminated this Purchase Contract and is not otherwise in default hereunder, if the Closing does not occur as a result of Sellers' default hereunder, Purchaser's sole remedy shall be to elect to terminate this Purchase Contract and receive reimbursement of the Deposit (or so much thereof as has been received by Escrow Agent) or to seek specific performance of this Purchase Contract.

                                   ARTICLE 13

                            RISK OF LOSS OR CASUALTY

13.1 The risk of loss or damage to the Property by fire or other casualty until the deed of conveyance is recorded is assumed by the Sellers, provided that the Sellers' responsibility shall be only to the extent of any recovery from insurance now carried on the Property. Upon assignment to Purchaser of any insurance proceeds in respect of fire or other casualty occurring between the date of ratification of this contract and the time of settlement, Purchaser shall have no right to terminate this Purchase Contract on account thereof, but Sellers shall assign to Purchaser its interest in and to any insurance policies and proceeds thereof payable as a result of such damage or destruction. Sellers shall not, in any event, be obligated to effect any repair, replacement, and/or restoration, but may do so at its option in which case Sellers may apply the insurance proceeds to the costs of restoration.

                                   ARTICLE 14

                                  RATIFICATION

14.1 This Purchase Contract shall be null and void unless fully ratified by Purchaser and Sellers on or before [OFFER DEADLINE DATE].

                                   ARTICLE 15

                                 EMINENT DOMAIN

15.1 In the event that at the time of Closing all or any part of the Property is (or has previously been) acquired, or is about to be acquired, by authority of any governmental agency in purchase in lieu thereof (or in the event that at such time there is any notice of any such acquisition by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Purchase Contract by giving written Notice within Fifteen (15) days of the occurrence of such event and recover the Deposit hereunder, or to settle in accordance with the terms of this Purchase Contract for the full Purchase Price and receive the full benefit or any condemnation award. It is expressly agreed between the parties hereto that this paragraph shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 16

                                  MISCELLANEOUS

16.1  Exhibits And Schedules

All Exhibits and Schedules annexed hereto are a part of this Purchase Contract for all purposes.

16.2  Assignability

This Purchase Contract is assignable with the prior written approval of the non-assigning party. Any assignment by Purchaser shall only be to an affiliate or subsidiary under the control or management of Purchaser, but Purchaser will remain liable for its obligations and its performance of the terms and conditions of this Purchase Contract.

16.3  Binding Effect

This Purchase Contract shall be binding upon and inure to the benefit of Sellers and Purchaser, and their respective successors, heirs and permitted assigns.

16.4  Captions

The captions, headings and arrangements used in this Purchase Contract are for convenience only and do not in any way affect, limit, amplify or modify the terms and provisions hereof.

16.5  Number And Gender Of Words

Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

16.6  Notices

All Notices, demands, requests and other communications required pursuant to the provisions of this Purchase Contract ("Notice") shall be in writing and shall be deemed to have been properly given or served for all purposes (i) if sent by Federal Express or the nationally recognized overnight carrier for next business day delivery, on the first business day following deposit of such Notice with such carrier, or (ii) if personally delivered, on the actual date of delivery or
(iii) if sent by certified mail, return receipt requested postage prepaid and received by the Fifth (5th) business day following the date of mailing addressed as follows:

                 If to Sellers:                  If to Purchaser:
                 Lubin Brothers Trust            Angeles Income Properties Ltd.
                 c/o Don Lubin                   6
                 6307 North Mockingbird Lane     c/o AIMCO
                 Paradise Valley, AZ  85253      1873 South Bellaire Street
                                                 Suite 1700
                 SPR Trust                       Denver, CO  80222
                 c/o Iowa State Bank & Trust     Attn:  Tim Works
                 Company                                   Harry Alcock
                 P.O. Box 1700-Trust Department            Martha Carlin
                 Iowa City, IO  52244            Phone:  303 691 4357
                                                 Fax:  303 504 4889
                 LS Trust
                 c/o Iowa State Bank & Trust
                 Company
                 P.O. Box 1700-Trust Department
                 Iowa City, IO  52244

                 Deana Shulman Revocable Trust
                 Deana Shulman, Trustee
                 6800 Fleetwood Road, #811
                 McLean, VA  22101

                 Barbara Mann
                 2180 Black Diamond Road SW
                 Oxford, LA  52322

                 Oberstein Trust
                 c/o First Community Bank
                 30855 Date Palm Drive
                 Cathedral City, CA  92234

                 Dorfman Family Trust
                 6505 East Maverick
                 Paradise Valley, AZ  85253

                 Deanna L. Rich
                 12912 Long Boat Way
                 Del Mar, CA  92012

                 and

                 with a copy to:

                 David Marquette
                 Argent Real Estate

                 1401 Brickell Avenue, Suite 520
                 Miami, Florida  33131
                 Phone:  305-371-9299
                 FAX:  305-371-6898


                 Alan H. Weinberg, Esq.
                 WELTMAN, WEINBERG & REIS
                 CO., L.P.A.
                 323 W.Lakeside Avenue/Suite 200
                 Cleveland, OH  44113-1099
                 Phone:  215-363-4001, Ext. 201
                 Fax:  216-363-6913


Any of the parties may designate a change of address by Notice in writing to the other parties. Whenever in this Purchase Contract the giving of Notice by mail or otherwise is required, the giving of such Notice may be waived in writing by the person or persons entitled to receive such Notice.

16.7  Governing Law And Venue

The laws of the State of Iowa shall govern the validity, construction, enforcement, and interpretation of this Purchase Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. All claims, disputes and other matters in question arising out of or relating to this Purchase Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in the United States District Court for the District in which the property is located and the parties hereto expressly consent to the venue and jurisdiction of such court.

16.8  Entirety And Amendments

This Purchase Contract embodies the entire Purchase Contract between the parties and supersedes all prior Purchase Contracts and understandings, if any, relating to the Property, and may be amended or supplemented only by an instrument in writing executed by the party against whom enforcement is sought.

16.9  Severability

If any of the provisions of this Purchase Contract is held to be illegal, invalid, or unenforceable under present or future laws, such provision shall be fully severable. The Purchase Contract shall be construed and enforced as if such illegal, invalid, or unenforceable provision had never comprised a part of this Purchase Contract; and the remaining provisions of this Purchase Contract shall remain in full force and effect and shall not be affected by the illegal, invalid, or unenforceable provision or by its severance from this Purchase Contract. In lieu of such illegal, invalid, or unenforceable provision, there shall be added automatically as a part of this Purchase Contract a provision as similar in terms to such illegal, invalid, or unenforceable provision as may be possible to make such provision legal, valid, and enforceable.

16.10 Multiple Counterparts

This Purchase Contract may be executed in a number of identical counterparts. If so executed, each of such counterparts shall be deemed an original for all purposes and all such counterparts shall, collectively, constitute one Purchase Contract. In making proof of this Purchase Contract, it shall not be necessary to produce or account for more than one of such counterparts.

16.11 Further Acts

In addition to the acts and deeds recited herein and contemplated and performed, executed and/or delivered by Sellers and Purchaser, Sellers and Purchaser agree to perform, execute and/or deliver or cause to be performed, executed and/or delivered any and all such further acts, deeds and assurances as may be necessary to consummate the transactions contemplated hereby.

16.12 Construction

No provision of this Purchase Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Purchase Contract; both parties, being represented by counsel, have fully participated in the negotiation of this instrument.

16.13 Confidentiality

Purchaser shall not disclose the terms and conditions contained in this Purchase Contract, and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Purchase Contract (i) as required by law, (ii) to consummate the terms of this Purchase Contract, or any financing relating thereto, or (iii) to Purchaser's or Sellers' lenders, attorneys and accountants. Any information provided by Sellers to Purchaser under the terms of this Purchase Contract is for informational purposes only. In providing such information to Purchaser, Sellers makes no representation or warranty, express, written, oral, statutory or implied, and all such representations and warranties are hereby expressly excluded. Purchaser shall not in any way be entitled to rely upon the accuracy of such information. Such information is also confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Sellers' prior written authorization, which may be granted or denied in Sellers' sole discretion.

16.14 Time Of The Essence

It is expressly agreed by the parties hereto that time is of the essence with respect to this Purchase Contract.

16.15 Cumulative Remedies And Waiver

Except as otherwise provided herein, no remedy herein conferred or reserved is intended to be exclusive of any other available remedy or remedies, but each and every such remedy shall be cumulative and shall be in addition to every other remedy given under this Purchase Contract or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any default, omission or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release or modification of this Purchase Contract shall be established by conduct, custom or course of dealing.

16.16 Litigation Expenses

In the event either party hereto commences litigation against the other to enforce its rights hereunder, the prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation.

16.17 Time Periods

Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

16.18 Exchange

At Sellers' sole cost and expense, Sellers may structure the sale of the Property to Purchaser as a Like Kind Exchange under Internal Revenue Code
Section 1031 whereby Sellers will acquire certain property (the "Like Kind Exchange Property") in conjunction with the sale of the Property (the "Like Kind Exchange"). Purchaser shall cooperate fully and promptly with Sellers' conduct of the Like Kind Exchange, provided that all costs and expenses generated in connection with the Like Kind Exchange shall be borne solely by Sellers, and Purchaser shall not be required to take title to or contract for the purchase of any other property. If Sellers uses a qualified intermediary to effectuate the exchange, any assignment of the rights or obligations of Sellers hereunder shall not relieve, release or absolve Sellers of its obligations to Purchaser. In no event shall the Closing Date be delayed by the Like Kind Exchange. Sellers shall indemnify and hold harmless Purchaser from and against any and all liability arising from and out of the Like Kind Exchange.

NOW THEREFORE, the parties hereto have executed this Purchase Contract as of the date first set forth above.

                        Purchaser:  ANGELES INCOME PROPERTIES, LTD. 6, A
                                        California limited partnership

                                          By:  Angeles Realty Corporation II, a
                                          California Corporation
                                          Its: General Partner

                                          By:________________________
                                          Name:_____________________
                                          Its:________________________

                                                       Sellers:        LS TRUST

                                          By:_________________________
                                          William V. Phelan
                                          Its:  Trustee

                                          -----------------------------
                                          Barbara D. Mann

                                          OBERSTEIN TRUST U/W/A

                                          By:____________________________
                                          Marshall Oberstein
                                          Its:  Trustee

                                          By:_____________________________
                                          Ethel Oberstein
                                          Its:  Trustee

                                          EMANUEL L. LUBIN REVOCABLE
                                          TRUST U/D/O

                                          By:_____________________________
                                          Donald Lubin
                                          Its:  Trustee

                                          ---------------------------------
                                          Robert I. Lubin

                                          ---------------------------------
                                          Donald Lubin

                                          --------------------------------
                                          Deana L. Rich

                                          SPR TRUST


                                          By:______________________________
                                          Louis Shulman
                                          Its:  Trustee

                                          By:_______________________________
                                          Iowa State Bank
                                          Its:  Trustee

                                          HERBERT AND DEANA SHULMAN
                                          REVOCABLE TRUST

                                          By:________________________________
                                          Deana Shulman
                                          Its:  Trustee

                                          DORFMAN FAMILY TRUST

                                          By:_________________________________
                                          Bruce Robert Dorfman
                                          Its:  Trustee

                                          By:_________________________________
                                          Deborah June Dorfman Burdick
                                          Its:  Trustee
                       Purchaser:

                                       By:

                                    Printed:

                                     Title:

STATE OF ____________________ )
                              )
COUNTY OF __________________  )

     Before me ______________________________ on this day personally appeared _________________________________ known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the __________________ of ANGELES REALTY CORPORATION II, a California corporation as General Partner of ANGELES INCOME PROPERTIES LTD. 6, a California limited partnership, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said corporation.

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________,2000.

                                          -----------------------------------
                                          Notary Public

                                          My Commission expires:_______________





STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared William V. Phelan known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of LS TRUST , and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________

STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Barbara D. Mann known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he/she executed said instrument for the purposes and consideration therein expressed, as his/her own act.

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________

STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Marshall Oberstein known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of OBERSTEIN TRUST U/W/A, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________

STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Ethel Oberstein known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of OBERSTEIN TRUST U/W/A, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________

STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Donald Lubin known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of EMANUEL L. LUBIN REVOCABLE TRUST U/D/O, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Robert I. Lubin known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he/she executed said instrument for the purposes and consideration therein expressed, as his/her own act.

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Donald Lubin known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he/she executed said instrument for the purposes and consideration therein expressed, as his/her own act.

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Deana L. Rich known to me to be the person whose name is subscribed to the foregoing instrument, and acknowledged to me that he/she executed said instrument for the purposes and consideration therein expressed, as his/her own act.

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Louis Shulman known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of SPR TRUST, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Iowa State Bank known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of SPR TRUST, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Deana Shulman known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of HERBERT AND DEANA SHULMAN REVOCABLE TRUST, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Bruce Robert Dorfman known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of DORFMAN FAMILY TRUST, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________


STATE OF ____________________ )
                              )
COUNTY OF __________________  )


     Before me ______________________________ on this day personally appeared Deborah June Dorfman Burdick known to me to be the person whose name is subscribed to the foregoing instrument, and known to me to be the Trustee of DORFMAN FAMILY TRUST, and acknowledged to me that he executed said instrument for the purposes and consideration therein expressed, and as the act of said Trust .

            Given   under  my  hand  and  seal  of  office   this  ____  day  of
_______________, 2000.

                              -----------------------------------
                              Notary Public

                              My Commission expires: ________________

                                    EXHIBIT A

                                LEGAL DESCRIPTION

A Part of Lot 14 Irregular Survey in the Northwest Quarter, Section 11, township 83 North, Range 7 West of the 5th P.M., Cedar Rapids, Iowa, Linn County, Iowa, described as follows:

Commencing as a point of reference at the Southeast corner of said Lot 14; thence North 1(degree)03'43" West 11.40 feet along the East line of said Lot 14 to the point of beginning (for purposes of this legal description the South line of said Lot 14 is assumed to bear North 90(degree)00'00" West); thence North 90(degree)00'00" West 418.89 feet along a line parallel with the South Line of said Lot 14 to a point of intersection with a line of a party wall (party wall agreement recorded in volume 964, Page 411 at the Linn County, Iowa Recorder's Office) extended Southerly; thence North 0(degree)48'19" East 78.60 feet along the line of said party wall to a point; thence Northeasterly 210.00 feet along the are of a curve parallel with the Westerly line of said Lot 14 (chord bearing North 5(degree)20'57" East 209.88 feet) to a point; thence North 90(degree)00'00" West 140.00 feet along a line parallel with the South line of said Lot 14 to s point on the Westerly line of said Lot 14, said point being
300.00 feet Northerly from the southwest corner of said Lot 14; thence Northeasterly 378.50 feet along the arc of a 1,849.85 foot radius curve concave Southeasterly (chord bearing North 14(degree)27'47" East 377.86 feet) to a point
74.50 feet from the Southerly right-of-way line of 38th Street Drive S.E., said Southerly right-of-way line being 60 feet Southerly from the Northerly line of said Lot 14; thence South 89(degree)59'43" East 100.00 feet to a point, 70.00 feet South of said Southerly right-of-way line of 38th Street Drive S.E.; thence North 0(degree)19'02" East 70.00 feet to a point on said Southerly right-of-way line of 38th Street Drive S.E., said point being 73.00 feet East of the Westerly line of said Lot 14; thence North 89(degree)41'19" East 14.79 feet along said Southerly right-of-way line parallel with the Northerly line of said Lot 14 to a point; thence South 89(degree)03'26" East 247.51 feet along said Southerly right-of-way line parallel with the Northerly line of said Lot 14, to a point on the Easterly line of said Lot 14; thence Southwesterly 432.86 feet along the arc of a 1,482.39 foot radius curve concave Southeasterly (chord bearing South 7(degree)13'17" West 431.33 feet) and along the Easterly line of said Lot 14 to a point of tangency; thence South 1(degree)03'43" East 292.30 feet along the Easterly line of said Lot 14 to the point of beginning.

                                    EXHIBIT B

                            FORM OF ESCROW AGREEMENT

THIS ESCROW AGREEMENT ("Escrow Agreement") made this ____ day of ________, 1999, by and among ANGELES INCOME PROPERTIES LTD. 6, a California limited partnership, ("Purchaser"); LS TRUST, BARBARA D. MANN, OBERSTEIN TRUST, EMANUEL L. LUBIN REVOCABLE TRUST, ROBERT I. LUBIN, DONALD LUBIN, DEANA L. RICH, SPR TRUST, HERBERT AND DEANS SHULMAN REVOCABLE TRUST, DORFMAN FAMILY TRUST ("Sellers"); and FIDELITY NATIONAL TITLE INSURANCE CO. ("Escrow Agent");

                                   WITNESSETH:

      Whereas Purchaser and Sellers are parties to a certain Purchase and Sale Contract (the "Purchase Contract") made and dated as of the ______ day of _________, 2000; and

     Whereas, the Purchase Contract requires that Purchaser provide a Deposit in the amount of One Thousand Five Hundred Dollars ($1,500.00) in cash to be held pursuant to an escrow agreement approved by Purchaser and Sellers.

      Now, therefore, the parties agree to the following:

1. Establishment of Escrow. Escrow Agent hereby acknowledges receipt of One Thousand Five Hundred Dollars ($1,500.00) in cash (the "Escrow Fund"), to be deposited, held, invested, and disbursed for the benefit of Sellers and Purchaser and their respective successors and assigns, as provided herein and as provided in the Purchase Contract.

2. Investment of Escrow Fund. All funds received by Escrow Agent shall be held in insured accounts and invested in such short-term, high-grade securities, money market funds or accounts, interest bearing bank accounts, bank certificates of deposit or bank repurchase agreements as Escrow Agent, in its discretion, deems suitable (provided that Escrow Agent shall invest the Escrow Fund as jointly directed by Sellers and Purchaser should Sellers and Purchaser each in their respective sole discretion determine to issue such joint investment instructions to the Escrow Agent) and all interest and income thereon shall become part of the Escrow Fund and shall be remitted to the party entitled to the Escrow Fund, as set forth below.

3. Application of Escrow Fund. Escrow Agent shall hold the Escrow Fund as provided above. If the sale of the Property is closed by the closing date as defined in the Purchase Contract fixed therefore (or any extension date provided for by mutual written consent of the parties hereto, given or withheld in their respective sole discretion), Escrow Agent shall deliver the Escrow Fund to Sellers in immediately available funds by wire transfer in accordance with the instructions of Sellers on the Closing Date as set forth in the Purchase Contract. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of satisfaction of a condition precedent to Purchaser's obligations, the Escrow Agent shall return and refund the Escrow Fund to Purchaser. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Sellers, Purchaser shall give Notice to the Escrow Agent and Sellers and in such Notice shall state whether it elects as its remedy return of the Escrow Fund or specific performance of the Purchase Contract, if Purchaser elects return of the Escrow Fund, Escrow Agent shall return and refund the Escrow Fund to Purchaser. If the sale of the Property is not closed by the date fixed therefor (or any such extension date) owing to failure of performance by Purchaser, Escrow Agent shall forthwith deliver to Sellers the Escrow Fund in immediately available funds by wire transfer in accordance with the instructions of Sellers. If Purchaser shall have canceled the Purchase Contract on or before the expiration of the Feasibility Period (as defined in the Purchase Contract), the Escrow Agent shall return and refund the Escrow Fund to Purchaser.

If on or prior to the termination of the Escrow Agreement, a party claims to be entitled to payment of the Escrow Fund under the provisions referred to, such party shall give Notice to the Escrow Agent and the other party of the claim in writing, describing in such Notice the nature of the claim, and the provisions of the Purchase Contract on which the claim is based. Unless the other party sends the Escrow Agent a written objection to the claim, with a copy concurrently to the claiming party, within Ten (10) days after delivery of the Notice of claim, the claim shall be conclusively presumed to have been approved. In such case, or in the event of mutual written consent of the parties hereto, given or withheld in their respective sole discretion, Escrow Agent shall, within Two (2) business days thereafter, pay the claim as demanded. Notwithstanding the foregoing, Escrow Agent shall deliver the Escrow Fund to Sellers forthwith upon Closing in accordance with the terms of subpart (a) of the immediately preceding paragraph.

      When all monies held by Escrow Agent have been finally distributed in accordance herewith, this Escrow Agreement shall terminate.

4. Liability. Escrow Agent will be obligated to perform only the duties that are expressly set forth herein. In case of conflicting demands upon Escrow Agent, it may (i) refuse to comply therewith as long as such disagreement continues and make no delivery or other disposition of any funds or property then held (and Escrow Agent shall not be or become liable in any way for such failure or refusal to comply with such conflicting or adverse claims or demands, except for its failure to exercise due care, willful breach and willful misconduct); and
(ii) continue to so refrain and so refuse to act until all differences have been adjusted by agreement and Escrow Agent has been notified thereof in writing signed jointly by Sellers and Purchaser or (iii) intrepid the portion of Escrow Fund in dispute.

5. No Obligation to Take Legal Action. Escrow Agent shall not be under any obligation to take any legal action in connection with this Escrow Agreement or for its enforcement, or to appear in, prosecute, or defend any action or legal proceeding which, in its opinion, would or might involve it in any costs, expense, loss or liability, unless and as often as required by it, it is furnished with satisfactory security and indemnity against all such costs, expenses, losses or liabilities.

6. Status of Escrow Agent. Escrow Agent is to be considered and regarded as a depository only, and shall not be responsible or liable (except for its failure to exercise due care, willful breach or willful misconduct) for the sufficiency or correctness as to form, manner of execution, or validity of any instrument deposited pursuant to this Escrow Agreement, nor as to the identity, authority, or rights of any person executing the same. Escrow Agent's duties hereunder shall be limited to the safekeeping and investment of money, instruments, and securities received by it as Escrow Agent and for their disbursement in accordance with the written escrow instructions given it in accordance with this Escrow Agreement.

7. Written Instructions of Parties. Notwithstanding any contrary provision contained herein, Escrow Agent shall, at all times, have full right and authority and the duty and obligation to pay over and disburse the principal and interest of the Escrow Fund in accordance with the joint written instructions signed by Sellers and Purchaser.

8. Notices. Any required or permitted Notice or other communication under this Escrow Agreement ("Notice") shall be given as follows. All Notices, requests, demands and other communications hereunder shall be deemed to have been duly given if the same shall be in writing and shall be delivered personally or sent by federal express or other recognized national overnight courier service maintaining records of delivery, or sent by registered or certified mail, postage pre-paid, and addressed as set forth below:

            (a)   If to Purchaser:

                  Angeles Income Properties Ltd. 6
                  c/o AIMCO
                  1873 South Blear Street
                  Suite 1700
                  Denver, CO  80222
                  Attention: Tim Works, Harry Alcock, Martha Carlin
                  Phone: 303-691-4357
                  Fax:  303-504-4889

                  With a copy to:

                  Argent Real Estate
                  1401 Brickell Avenue, Suite 520
                  Miami, FL  33131
                  Attention:  David Marquette
                  Phone:  305-371-9299
                  Fax: 305-371-6898

                  And with a copy to:

                  Alan H. Weinberg, Esq.
                  WELTMAN, WEINBERG & REIS CO., L.P.A.
                  323 W.Lakeside Avenue/Suite 200
                  Cleveland, OH  44113-1099
                  Phone:  216-363-4001, Ext. 201
                  Fax:  216-363-6913




            (b)   If to Sellers:
                  Lubin Brothers Trust
                  c/o Don Lubin
                  6307 North Mockingbird Lane
                  Paradise Valley, AZ  85253

                  SPR Trust

                  c/o Iowa State Bank & Trust Company
                  P.O. Box 1700-Trust Department
                  Iowa City, IO  52244

                  LS Trust

                  c/o Iowa State Bank & Trust Company
                  P.O. Box 1700-Trust Department
                  Iowa City, IO  52244

                  Deana Shulman Revocable Trust
                  Deana Shulman, Trustee
                  6800 Fleetwood Road, #811
                  McLean, VA  22101

                  Barbara Mann
                  2180 Black Diamond Road SW
                  Oxford, LA  52322

                  Oberstein Trust
                  c/o First Community Bank
                  30855 Date Palm Drive
                  Cathedral City, CA  92234

                  Dorfman Family Trust
                  6505 East Maverick
                  Paradise Valley, AZ  85253

                  Deanna L. Rich
                  12912 Long Boat Way
                  Del Mar, CA  92012

            (c)   If to Escrow Agent:

                  Fidelity National Title Insurance Co.
                  Bank of America Center
                  700 Louisiana, Suite 2600
                  Houston, TX  77002
                  Attention: Lolly Avant
                  Phone: 713-228-3009
                  Fax:  713-228-9180


     Any party may change the address to which Notices are to be addressed by giving the other parties Notice in the manner herein set forth. All such Notices, requests, demands and other communications shall be deemed to have been delivered (i) as of the day of receipt, in the case of personal delivery, or
(ii) as of the day of receipt or attempted delivery date in the case of delivery by air courier, or (iii) as of the date of receipt or first attempted delivery, as evidenced by the return receipt card, in the case of mailing by certified or registered United States mail.

9. Fee. Escrow Agent shall receive a fee of Three Hundred Dollars ($300.00) for its services hereunder, and be paid or reimbursed for all expenses, disbursements and advances, including reasonable attorney's fees, incurred or paid in connection with carrying out its duties hereunder, all amounts to be payable in accordance with Section 7.1.5. Non-payment of such fee shall not entitle Escrow Agent to refuse or fail to act as required by this Escrow Agreement.

10. Titles and Section Headings. Titles of sections and subsections contained in this Escrow Agreement are inserted for convenience of reference only, and neither form a part of this Escrow Agreement or are to be used in its construction or interpretation.

11. Counterparts. This Escrow Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which shall constitute one and the same instrument.

12. Non-Waiver. No waiver by either party of any breach of any term or condition of this Escrow Agreement shall operate as a waiver of any other breach of such term or condition or of any other term or condition. No failure to enforce such provision shall operate as a waiver of such provision or of any other provision hereof, or constitute or be deemed a waiver or release of any other party for anything arising out of, connected with, or based upon this Escrow Agreement.

13. Binding Effect. This Escrow Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns. The parties recognize and acknowledge that the powers and authority granted Escrow Agent herein are each irrevocable and coupled with an interest. Escrow Agent shall have no liability to any Sellers for any mistakes in judgment in the performance of any function hereunder, except for failure to exercise due care, willful breach and willful misconduct.

14. Nonlimitation of Liability. Nothing contained herein shall in any way limit the liabilities, obligations and remedies of Sellers and Purchaser as set forth in the Purchase Contract.

15. Governing Law. This Escrow Agreement shall be governed by and construed in accordance with the laws of the State of Kansas.

16.   Time of Essence.  Time is of the essence of this Escrow Agreement.

17. Entire Agreement; Modification. This Escrow Agreement supersedes all prior agreements and constitutes the entire agreement with respect to the subject matter hereof. It may be altered or modified only with the written consent of all parties.

In witness whereof each of the parties hereto has caused this Escrow Agreement to be executed on its behalf by duly authorized persons, all as of the day and year first above written.

                        Purchaser:  ANGELES INCOME PROPERTIES, LTD. 6, A
                                    California limited partnership

                                          By:  Angeles Realty Corporation II, a
                                          California Corporation
                                          Its: General Partner

                                          By:________________________
                                          Name:_____________________
                                          Its:________________________


                                          Sellers:  LS TRUST

                                          By:_________________________
                                          William V. Phelan
                                          Its:  Trustee

                                          -----------------------------
                                          Barbara D. Mann

                                          OBERSTEIN TRUST U/W/A

                                          By:____________________________
                                          Marshall Oberstein
                                          Its:  Trustee

                                          By:_____________________________
                                          Ethel Oberstein
                                          Its:  Trustee

                                          EMANUEL L. LUBIN REVOCABLE
                                          TRUST U/D/O

                                          By:_____________________________
                                          Donald Lubin
                                          Its:  Trustee

                                          ---------------------------------
                                          Robert I. Lubin

                                          ---------------------------------
                                          Donald Lubin

                                          --------------------------------
                                          Deana L. Rich

                                          SPR TRUST


                                          By:______________________________
                                          Louis Shulman
                                          Its:  Trustee

                                          By:_______________________________
                                          Iowa State Bank
                                          Its:  Trustee

                                          HERBERT AND DEANA SHULMAN
                                          REVOCABLE TRUST

                                          By:________________________________
                                          Deana Shulman
                                          Its:  Trustee

                                          DORFMAN FAMILY TRUST

                                          By:_________________________________
                                          Bruce Robert Dorfman
                                          Its:  Trustee

                                          By:_________________________________
                                          Deborah June Dorfman Burdick
                                          Its:  Trustee

                                    FIDELITY NATIONAL TITLE INSURANCE CO.


                                       By:

                                      Name:

                                      Its:

                                 EXHIBIT 1.1.3-1

A part of Lot 14 Irregular Survey in the Northwest Quarter, Section 11, Township 83 North, Range 7 West of the 5th P.M., Cedar Rapids, Iowa, Linn County, Iowa, described as follows:

Commencing as a point of reference at the Southeast corner of said Lot 14; thence North 1(degree)03'43" West 11.40 feet along the East line of said Lot 14 to a point (for purposes of this legal description, the South line of said Lot 14 is assumed to bear North 90(degree)00'00" West); thence North 90(degree)00'00" West 418.89 feet along a line parallel with the South line of said Lot 14 to a point of intersection with a line of a party wall (party wall agreement recorded in Volume 964, Page 411 at the Linn County, Iowa Recorder's Office) extended Southerly; thence North 0(degree)48'19" East 78.60 feet along the line of said party wall to the point of beginning; thence North 90(degree)00'00" West 140.00 feet along a line parallel with the South line of said Lot 14 to a point on the Westerly line of said Lot 14, said point being
90.00 feet Northerly from the Southwest corner of said Lot 14; thence Northeasterly 210.00 feet along the arc of a 1,849.85 foot radius curve concave Southeasterly (chord bearing North 5(degree)20'57" East 209.88 feet) to a point
300.00 feet from the South line of said Lot 14; thence North 90(degree)00'00" East 140.00 feet parallel with the South line of said Lot 14 to a point;

thence Southwesterly 210.00 feet along a line parallel with the Westerly line of said Lot 14 to the point of beginning.

                                  EXHIBIT 1.1.4

                          SCHEDULE OF COMMERCIAL LEASES

                                 THERE ARE NONE

                                  EXHIBIT 1.1.7

                                EXCLUDED PERMITS

                                 THERE ARE NONE

                                  EXHIBIT 1.1.9

                     FIXTURES AND TANGIBLE PERSONAL PROPERTY

THERE ARE NO FIXTURES OR TANGIBLE PERSONAL PROPERTY EXCLUDED UNDER SECTION 1.1.9

                                 EXHIBIT 1.1.16

                         SCHEDULE OF PROPERTY CONTRACTS

VENDOR NAME / ADDRESS         SERVICE             EXPIRATION DATE



                                 THERE ARE NONE

                                  EXHIBIT 6.2.1

                                   EXCEPTIONS

TO BE COMPLETED AFTER RECEIPT OF PRELIMINARY TITLE REPORT AND TITLE COMMITMENT

                                 EXHIBIT 7.2.1.1

                              GENERAL WARRANTY DEED

In     Consideration     of     __________________________________      Dollars,
___________________,  ___________ County, Iowa, does hereby SELL AND CONVEY unto
_________________________________________  of the  County of  _____________  and
State of Iowa, the following described property in the County of _________________ and State of Iowa, to-wit:

to have and to hold the said premises unto the said ____________________________, heirs and assigns, forever, with all said singular the appurtenances therein belonging, and the said grantor for itself, its successors and assigns, does hereby covenant with the aforesaid grantee ________________________________, its successors and assigns forever; that the same are free from encumbrance and that it will make such other and further assurance of said premises as may be lawfully and reasonably advised, devised or required, and that it will forever WARRANT AND DEFEND the same against the lawful claims and demands of all persons.

IN WITNESS WHEREOF, the said grantors have caused these presents to be signed on this __________ day of ___________, 2000.

                                    --------------------------------------
                                    By __________________________________
                                     Trustee

STATE OF IOWA         ss.

_______________ Countyss.

On    this    ___    day   of    ____________,    A.D.,    2000,    before    me
_____________________________,  a  Notary  Public  in  and  for  the  County  of
___________,  State of Iowa, personally appeared  __________________________ and
_________________________ each of whom to me are personally known, and each of whom by me severally sworn and each for himself did say, that the said _____________________ is Trustee of the said _________________________, and that the foregoing instrument was Signed and Sealed in behalf of the said Trust and, as Trustee, did severally acknowledge the execution of said instrument as the voluntary act and deed of the said Trust by its voluntary execution of

-----------------------------.

In Witness Whereof, I have hereunto signed my name and affixed my Notarial Seal the day and year last above written.

                          -----------------------------------------
                          Notary Public in and for ___________ County, State of Iowa

AFTER RECORDING RETURN TO:

The Cadle Company
100 North Center Street
Newton Falls, Ohio  44444

PREPARED IN THE LAW OFFICE OF:

Alan H. Weinberg, Esq.
WELTMAN, WEINBERG & REIS CO., L.P.A.
323 W.Lakeside Avenue/Suite 200
Cleveland, OH  44113-1099






                       EXHIBIT A TO GENERAL WARRANTY DEED

                                LEGAL DESCRIPTION

A Part of Lot 14 Irregular Survey in the Northwest Quarter, Section 11, township 83 North, Range 7 West of the 5th P.M., Cedar Rapids, Iowa, Linn County, Iowa, described as follows:

Commencing as a point of reference at the Southeast corner of said Lot 14; thence North 1(degree)03'43" West 11.40 feet along the East line of said Lot 14 to the point of beginning (for purposes of this legal description the South line of said Lot 14 is assumed to bear North 90(degree)00'00" West); thence North 90(degree)00'00" West 418.89 feet along a line parallel with the South Line of said Lot 14 to a point of intersection with a line of a party wall (party wall agreement recorded in volume 964, Page 411 at the Linn County, Iowa Recorder's Office) extended Southerly; thence North 0(degree)48'19" East 78.60 feet along the line of said party wall to a point; thence Northeasterly 210.00 feet along the are of a curve parallel with the Westerly line of said Lot 14 (chord bearing North 5(degree)20'57" East 209.88 feet) to a point; thence North 90(degree)00'00" West 140.00 feet along a line parallel with the South line of said Lot 14 to s point on the Westerly line of said Lot 14, said point being
300.00 feet Northerly from the southwest corner of said Lot 14; thence Northeasterly 378.50 feet along the arc of a 1,849.85 foot radius curve concave Southeasterly (chord bearing North 14(degree)27'47" East 377.86 feet) to a point
74.50 feet from the Southerly right-of-way line of 38th Street Drive S.E., said Southerly right-of-way line being 60 feet Southerly from the Northerly line of said Lot 14; thence South 89(degree)59'43" East 100.00 feet to a point, 70.00 feet South of said Southerly right-of-way line of 38th Street Drive S.E.; thence North 0(degree)19'02" East 70.00 feet to a point on said Southerly right-of-way line of 38th Street Drive S.E., said point being 73.00 feet East of the Westerly line of said Lot 14; thence North 89(degree)41'19" East 14.79 feet along said Southerly right-of-way line parallel with the Northerly line of said Lot 14 to a point; thence South 89(degree)03'26" East 247.51 feet along said Southerly right-of-way line parallel with the Northerly line of said Lot 14, to a point on the Easterly line of said Lot 14; thence Southwesterly 432.86 feet along the arc of a 1,482.39 foot radius curve concave Southeasterly (chord bearing South 7(degree)13'17" West 431.33 feet) and along the Easterly line of said Lot 14 to a point of tangency; thence South 1(degree)03'43" East 292.30 feet along the Easterly line of said Lot 14 to the point of beginning.

                       EXHIBIT B TO GENERAL WARRANTY DEED

                                   Exceptions

1. General and personal property taxes for the year 1999 and all subsequent years.

2. Special taxes or assessments becoming a lien or payable after the date of this Deed.

3. Unrecorded easements, discrepancies or conflicts in boundary lines, shortage in area and encroachments which an accurate and complete survey would disclose.

4. Rights of eminent domain, governmental rights of police power and other governmental or quasi-governmental rights.

5. Rights of tenants in possession of the Property pursuant to unrecorded leases, as tenants only.

6. Visible and apparent easements and all underground easements, if any, the existence of which may arise by unrecorded grant or by use.

7. Present and future laws, ordinances, restrictions, resolutions, orders and regulations and all present and future ordinances, laws, regulations and orders of all federal, state, county, municipal or other governments, agencies, boards, bureaus, commissions, authorities and bodies now or hereafter having or acquiring jurisdiction of the Property and the use and improvement thereof, including any restricting or regulating or prohibiting the occupancy, use or enjoyment of the Property, or regulating the character, dimensions or location of any improvement now or hereafter erected on the Property, or prohibiting a separation in ownership or a reduction in the dimensions or area of the Property, and the effect of any violation of such law, ordinance or governmental regulation.

8. Any easements not disclosed by those public records which impart constructive notice as to matters affecting title to real property and which are not visible and apparent from an inspection of the surface of the Property.

9. Water rights, claims or title to water, whether or not disclosed by the public records.

10.Other   covenants,    conditions,    limitations,    restrictions,    rights,
   rights-of-way, liens, encumbrances, encroachments, defects, reservations, easements, agreements and other matters of record, if any.

      [INSERT ANY OTHER EXCEPTIONS TO TITLE]

                                 EXHIBIT 7.2.1.2

                              FORM OF BILL OF SALE

                                 NOT APPLICABLE

Sellers'

                                 EXHIBIT 7.2.1.3

                           FORM OF GENERAL ASSIGNMENT

                                 NOT APPLICABLE

Sellers'Sellers'Sellers'Sellers'Sellers'

            Sellers'Sellers'

                                 EXHIBIT 7.2.1.6

                    SELLERS' CERTIFICATION OF NON-FOREIGN STATUS

NOT APPLICABLE

                                 EXHIBIT 8.1.1.3

                        PARTIES IN POSSESSION OF PROPERTY

NONE OTHER THAN PARTIES PREVIOUSLY IDENTIFIED AS TENANTS UNDER COMMERCIAL LEASES

                                  EXHIBIT 9.1.4

                          FORM OF ESTOPPEL CERTIFICATE

                                 NOT APPLICABLE