Form 10QSB
period 2000-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2000-11-13
CIK 812564

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

                 For the quarterly period ended September 30, 2000


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

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000


Assets

   Cash and cash equivalents                                                $ 2,522
   Receivables and deposits                                                     289
   Restricted escrows                                                            83
   Other assets                                                                 190
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  11,932
                                                               13,330
      Less accumulated depreciation                            (5,211)        8,119
                                                                            $11,203

Liabilities and Partners' (deficit) capital
Liabilities

   Accounts payable                                                         $   209
   Tenant security deposit liabilities                                           51
   Accrued property taxes                                                        16
   Other liabilities                                                            112
   Mortgage notes payable                                                     6,927

Partners' (deficit) capital

   General partner                                              $ (48)
   Limited partners (47,311 units issued and
      outstanding)                                              3,936         3,888
                                                                            $11,203

            See Accompanying Notes to Consolidated Financial Statements

b)
                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                   2000        1999        2000       1999
                                                            (Restated)             (Restated)
Revenues:
  Rental income                                    $  872      $  818    $ 2,620     $ 2,714
  Other income                                         96          59        200         258
  Gain on sale of investment property                  --          --         --       1,783
       Total revenues                                 968         877      2,820       4,755

Expenses:
  Operating                                           336         383      1,084       1,127
  General and administrative                           53          84        202         239
  Depreciation                                        139         122        435         387
  Interest                                            162         170        488         594
  Property tax                                         77          81        288         241
  Loss on sale of investment property                 284          --        284          --
       Total expenses                               1,051         840      2,781       2,588

(Loss)  income  before  (loss)  from
discontinued  operations,  loss on sale of
discontinued operations, and loss on
  early extinguishment of debt                        (83)         37         39       2,167
(Loss) income from discontinued
  operations                                          (33)        101        (71)        369
Loss on sale of discontinued operations                --          --       (344)         --
Loss on early extinguishment of debt                 (110)         --       (110)     (1,011)

Net (loss) income                                 $  (226)     $  138     $ (486)    $ 1,525

Net (loss) income allocated to
  general partner                                 $    (3)     $    1     $   81     $   297
Net (loss) income allocated to
  limited partners                                   (223)        137       (567)      1,228

Net (loss) income                                 $ (226)      $  138     $ (486)    $ 1,525

Per limited partnership unit:
  (Loss) income before discontinued
   operations, loss on sale of discontinued
   operations, and loss on early
   extinguishment of debt                         $ (1.74)     $ .79      $  .82     $ 39.41
  (Loss) income from discontinued
   operations                                       (0.67)       2.11      (1.46)       7.71
  Loss on sale of discontinued operations              --          --      (9.04)         --
  Loss on early extinguishment of debt              (2.30)         --      (2.30)     (21.16)

Net (loss) income per limited
  partnership unit                                $ (4.71)     $ 2.90    $(11.98)    $ 25.96

Distributions per limited partnership unit        $    --     $106.72    $ 36.61     $106.72

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. 6
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                         Limited
                                        Partnership     General      Limited
                                          Units        Partner     Partners     Total

Original capital contributions            47,384         $ 1        $47,384    $47,385

Partners' capital at
   December 31, 1999                      47,311         $ 63       $ 6,235    $ 6,298

Distribution to partners                      --          (192)      (1,732)    (1,924)

Net income (loss) for the nine
   months ended September 30, 2000            --            81         (567)      (486)

Partners' (deficit) capital at
   September 30, 2000                     47,311        $ (48)      $ 3,936    $ 3,888

            See Accompanying Notes to Consolidated Financial Statements

d)
                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                            $  (486)     $ 1,525
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                    581          650
   Amortization of loan costs and leasing commissions               30           52
   Loss (gain) on sale of investment property                      628       (1,783)
   Extraordinary loss on early extinguishment of debt              110        1,011
   Change in accounts:
      Receivables and deposits                                     396           23
      Other assets                                                  93         (156)
      Accounts payable                                              37           22
      Tenant security deposit liabilities                          (46)          --
      Accrued property taxes                                      (309)         (30)
      Other liabilities                                           (150)        (450)
        Net cash provided by operating activities                  884          864

Cash flows from investing activities:

  Property improvements and replacements                          (372)        (511)
  Net withdrawals from (deposits to) restricted escrows            162          (54)
  Proceeds from sale of investment properties                    5,711        9,292
  Lease commissions paid                                            (4)          (7)
        Net cash provided by investing activities                5,497        8,720

Cash flows from financing activities:

  Distributions to partners                                     (1,924)      (5,385)
  Payments on mortgage notes payable                              (129)        (143)
  Repayment of mortgage notes payable                           (3,298)      (7,702)
  Prepayment penalty                                                --         (787)
  Loan costs paid                                                   --          (46)
  Proceeds from long term borrowing                                 --        1,413
        Net cash used in financing activities                   (5,351)     (12,650)

Net increase (decrease) in cash and cash equivalents             1,030       (3,066)

Cash and cash equivalents at beginning of period                 1,492        4,918
Cash and cash equivalents at end of period                     $ 2,522     $  1,852

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $   631     $    826

At December 31, 1999, approximately $95,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation II ("ARC II" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid to the General Partner and its affiliates during the nine month period ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $137       $143
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                              111        132

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $137,000 and $143,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $132,000 for the nine months ended September 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 1999, the Partnership declared and paid a distribution of approximately $285,000 to the General Partner related to the sale of Mesa Dunes Mobile Home Park. During the nine months ended September 30, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return any such amounts paid from the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 17,705 limited partnership units in the Partnership representing 37.42% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the nine months ended September 30, 2000. The Partnership paid approximately $121,000 and $225,000 in interest expense on this note to AMIT for each of the nine months ended September 30, 2000 and 1999, respectively.

Note D - Sale of Investment Properties

On September  21, 2000,  the  Partnership  sold Casa Granada  Apartments,  to an unaffiliated third party, for net proceeds of approximately $408,000 after payment of closing costs and the assumption of $1,384,000 in debt by the purchaser. The Partnership realized a loss of approximately $284,000 on the sale during the third quarter of 2000. In addition, the Partnership recorded loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off.

The following unaudited pro forma information reflects the operations of the Partnership for the nine months ended September 30, 2000 and 1999, as if Casa Granada had been sold on January 1, 1999 (in thousands):

                                               2000           1999

Revenues                                      $ 2,402        $ 4,311
Expenses                                        2,069          2,196
(Loss) income from discontinued
  operations                                      (71)           369
Loss on sale of discontinued operations          (344)            --
Loss on early extinguishment of debt               --         (1,011)
Net income                                    $   (82)       $ 1,473
Net income per Limited Partnership Unit       $ (1.73)       $ 31.13


These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of the periods presented or what may be achieved in the future.

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

Note E - Disposition of Discontinued Operations

During the nine months ended September 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for approximately $5,800,000. After payoff of the first mortgage and payment of closing costs the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale during the second quarter of 2000.

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as (loss) income from discontinued operations and loss on sale of discontinued operations for the three and nine months ended September 30, 2000 and 1999. Accordingly, the 1999 consolidated statement of operations has been restated to reflect this presentation. The revenues of these properties for the nine months ended September 30, 2000 were approximately $517,000, as compared to approximately $1,450,000 for the nine months ended September 30, 1999. Loss from discontinued operations for the three and nine months ended September 30, 2000 was
approximately  $33,000  and  $71,000,   respectively,   compared  to  income  of
approximately $101,000 and $369,000 for the three and nine months ended September 30, 1999, respectively.

Note F - Distributions

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,084,000 (approximately $1,073,000 to the limited partners or $22.68 per limited partnership unit) from operations during the nine months ended September 30, 1999. In addition, the Partnership paid a distribution of $174,000 and $285,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers and Mesa Dunes Mobile Home Park during the nine months ended September 30, 2000 and 1999, respectively. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.

Subsequent to September 30, 2000 the Partnership declared and paid a distribution of approximately $1,233,000 to the partners. Of this amount approximately $807,000 was from operations (approximately $798,000 to limited partners or $16.87 per limited partnership unit) and approximately $426,000 was from the sale of Casa Granada Apartments (approximately $422,000 to limited partners or $8.92 per limited partnership unit).

Note G - Segment Reporting

Description of the types of products and services from which reportable segments derive their revenues:

The  Partnership  had  two  reportable  segments:   residential  and  commercial
properties. The Partnership's residential property segment consists of two apartment complexes, one each in Maryland and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consisted of two retail shopping centers, both located in Iowa which were sold during the nine months ended September 30, 2000. As a result of the sale of the commercial properties during 2000, the commercial segment is shown as discontinued operations (see "Note E - Disposition of Discontinued Operations" for further discussion regarding the sales).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


       Three Months Ended
       September 30, 2000         Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  872           $ --          $ --       $ 872
Other income                             79             --            17          96
Interest expense                        162             --            --         162
Depreciation                            139             --            --         139
General and administrative
  expense                                --             --            53          53
Loss from discontinued
  operations                             --            (33)           --         (33)
Loss on sale of investment
  property                            (284)             --            --        (284)
Loss on early extinguishment
  of debt                             (110)             --            --        (110)
Segment loss                          (157)            (33)          (36)       (226)


       Nine Months Ended
       September 30, 2000         Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                       $ 2,620          $  --        $   --     $ 2,620
Other income                            172             --            28         200
Interest expense                        488             --            --         488
Depreciation                            435             --            --         435
General and administrative
  expense                                --             --           202         202
Loss from discontinued
  operations                             --            (71)           --         (71)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Loss on sale of investment
  property                             (284)            --            --        (284)
Loss on early extinguishment
  of debt                             (110)             --            --        (110)
Segment profit (loss)                   103           (415)         (174)       (486)
Total assets                          9,625             --         1,578      11,203
Capital expenditures                    268              9            --         277


       Three Months Ended
       September 30, 1999         Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                        $  818           $ --          $ --       $ 818
Other income                             39             --            20          59
Interest expense                        170             --            --         170
Depreciation                            122             --            --         122
General and administrative
  expense                                --             --            84          84
Income from discontinued
  operations                             --            101            --         101
Segment profit (loss)                   101            101           (64)        138


       Nine Months Ended
       September 30, 1999         Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                       $ 2,714          $  --         $  --     $ 2,714
Other income                            190             --            68         258
Interest expense                        594             --            --         594
Depreciation                            387             --            --         387
General and administrative
  expense                                --             --           239         239
Gain on sale of investment
  property                            1,783             --            --       1,783
Loss on early extinguishment
  of debt                            (1,011)            --            --      (1,011)
Income from discontinued

  operations                             --            369            --         369
Segment profit (loss)                 1,327            369          (171)      1,525
Total assets                         11,742          6,541           870      19,153
Capital expenditures for
  investment properties                 484             27            --         511

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Lazy Hollow Apartments                     98%          97%
         Columbia, Maryland
      Homestead Apartments (1)                   93%          93%
         East Lansing, Michigan

Results from Operations

The Partnership realized a net loss of approximately $486,000 compared to net income of approximately $1,525,000 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership realized a net loss of approximately $226,000 compared to net income of approximately $138,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease in net income for the nine months ended September 30, 2000 is due primarily to the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999 partially offset by the loss of approximately $1,011,000 on the early extinguishment of debt encumbering the Mesa Dunes Mobile Home Park during the first quarter of 1999, and a loss of approximately $628,000 on the sale of Town and Country Shopping Center, Wakonda Shopping Center, and Casa Granada Apartments during the nine months ended September 30, 2000. See "Part I - Financial Information, Item 1. Financial Statements, Note D - Sale of Investment Property" and "Note E - Disposition of Discontinued Operations" for a discussion of the Mesa Dunes Mobile Home Park, Town and Country Shopping Center, and Wakonda Shopping Center, and Casa Granada Apartments property sales.

Excluding the operations of Mesa Dunes, Town and Country, and Wakonda Shopping Center and the related gain/loss on the sale of the investment properties, income from continuing operations was approximately $323,000 and $384,000 for the nine months and approximately $201,000 and $37,000 for the three months ended September 30, 2000 and 1999, respectively. The decrease in net income at the Partnership's residential properties for the nine months ended September 30, 2000 is primarily due to a decrease in total revenue partially offset by a decrease in total expenses. Total expenses decreased due to decreases in operating, interest and general and administrative expenses partially offset by increases in depreciation and property tax expenses. Operating expenses decreased due to decreases in maintenance expenses at Homestead Apartments and Lazy Hollow Apartments and due to a decrease in advertising expense at Lazy Hollow Apartments, offset by increases in courtesy patrol and health insurance costs at Homestead Apartments. Interest expense decreased as a result of scheduled principal payments made on the Partnership's remaining two properties in addition to the decrease in mortgages as a result of property sales. Depreciation expense increased due to fixed asset additions over the past twelve months. Property tax expense increased as a result of an increase in the assessed value of Homestead Apartments.

Total revenues decreased for the nine months ended September 30, 2000 due to decreases in rental revenue and other income. Rental revenue decreased due to the sale of Mesa Dunes in the prior year and due to the sale of Casa Granada in September 2000. Excluding these sales rental revenue actually increased due to an increase in rental rates at both Homestead and Lazy Hollow Apartments. Other income decreased as a result of lower interest income which declined during the period ended September 30, 2000 as a result of lower cash balances held in interest bearing accounts.

The increase in net income for the three months ended September 30, 2000 is primarily due to an increase in total revenue and a decrease in total expenses. Rental income increased due to an increase in the average rental rates at the Partnership's remaining investment properties. Other income increased as a result of an increase in lease cancellation fees and pet fees. Total expenses decreased as a result of a decrease in operating expense, as discussed above, and general and administrative expenses.

General and administrative expenses decreased for the three and nine months ended September 30, 2000 and 1999 due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Included in general and administrative expenses at both September 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership
Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $2,522,000 versus approximately $1,852,000 at September 30, 1999. For the nine months ended September 30, 2000, cash increased by approximately $1,030,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $884,000 of cash provided by operating activities and approximately $5,497,000 of cash provided by investing activities partially offset by approximately $5,351,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of investment properties and net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consisted of repayment of mortgage notes payable, mortgage principle payments, and distributions to partners. The Registrant invests its working capital reserves in money market accounts.

During the nine months ended September 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for approximately $5,800,000. After payoff of the first mortgage and payment of closing costs the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale for the nine months ended September 30, 2000. Also, during the nine months ended September 30, 2000, the partnership sold Casa Granda Apartments to an unaffiliated third party for approximately $1,994,000. After the assumption of the mortgage encumbering the property by the purchaser and payment of closing costs the distributable net proceeds were approximately $408,000. The partnership recorded a loss of $284,000 on the sale during the third quarter of 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off.

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

Lazy Hollow Apartments

The Partnership has budgeted, but is not limited to, capital improvements of approximately $291,000 for the year 2000, which consist of interior and exterior building improvements, parking lot improvements, floor covering replacements, and appliance replacements. During the nine months ended September 30, 2000, the Partnership completed approximately $118,000 of capital improvements at Lazy Hollow Apartments consisting of HVAC unit replacements, major landscaping, parking lot improvements, cabinet and countertop replacements, and floor covering replacements. These improvements were funded from cash flow from operations.

Homestead Apartments

The Partnership has budgeted, but is not limited to, capital improvements of approximately $87,000 for the year 2000, which consist primarily of appliance replacements, floor covering replacements, and parking lot improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $92,000 of budgeted and unbudgeted capital improvements at Homestead Apartments consisting primarily of floor covering replacements, parking lot improvements, appliance replacements, and major landscaping. These improvements were funded from cash flow from operations.

Casa Granada Apartments

The Partnership had budgeted for capital improvements of approximately $79,000 for the year 2000, to consist of floor covering replacements, air conditioning unit replacements, appliances, water heaters, and window treatments. During the nine months ended September 30, 2000, the Partnership completed approximately $59,000 of capital improvements at Casa Granada Apartments primarily consisting of exterior painting and building improvements and office equipment. These improvements were funded from cash flow from operations. The property was sold on September 21, 2000.

Wakonda Shopping Center

During the nine months ended September 30, 2000, the Partnership completed approximately $6,000 of capital improvements at Wakonda Shopping Center consisting of office equipment replacements. These improvements were funded from cash flow from operations. This property was sold on May 4, 2000.

Town and Country Shopping Center

During the nine months ended September 30, 2000, the Partnership completed approximately $2,000 of capital improvements at Town and Country Shopping Center for tenant improvements. These improvements were funded from cash flow from operations. This property was sold on May 16, 2000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 2000, the mortgage indebtedness of approximately $6,927,000 has maturity dates ranging from October 2003 to October 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. In addition, the Partnership paid a distribution of $174,000 and $285,000 to the General Partner representing the disposition fee relating to the sales of both Wakonda and Town and Country Shopping Center and Mesa Dunes Mobile Home Park during the nine months ended September 30, 2000 and 1999, respectively. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. Subsequent to September 30, 2000 the Partnership declared and paid a distribution of approximately $1,233,000 to the partners. Of this amount approximately $807,000 was from operations (approximately $798,000 to limited partners or $16.87 per limited partnership unit) and approximately $426,000 was from the sale of Casa Granada Apartments (approximately $422,000 to limited partners or $8.92 per limited partnership unit). In addition, the General Partner is entitled to a distribution of approximately $60,000 representing the disposition fee related to the sale of Casa Granada. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 13, 2000