Form 10KSB
period 2000-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2001-03-27
CIK 812564

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,672,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). The General Partner was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO.

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 2000, the Partnership owned and operated two residential properties (see "Item 2. Description of Properties").

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2000 and 1999.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

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


                              Gross
                            Carrying    Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                          (in thousands)
Lazy Hollow Apartments       $ 7,567      $ 3,085     5-40 yrs    S/L       $ 8,191
Homestead Apartments           5,833        2,246     5-40 yrs    S/L       $ 4,950
                             $13,400      $ 5,331                           $13,141

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            2000          Rate    Amortized     Date     Maturity (1)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 3,826        7.50%     30 yrs     07/19        $    --
Homestead Apartments
  1st trust deed                     3,060        7.33%     30 yrs     11/03          2,935
                                   $ 6,886                                          $ 2,935

(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:


                                          Average Annual                 Average
                                           Rental Rates                 Occupancy
 Property                              2000            1999          2000       1999

 Lazy Hollow Apartments            $10,200/unit    $9,618/unit       98%        96%
 Homestead Apartments                8,157/unit     7,866/unit       94%        93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                              2000            2000
                                            Billing           Rate
                                         (in thousands)
Properties
Lazy Hollow Apartments (1)                    $138            1.89%
Homestead Apartments                           143            5.51%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

The Partnership completed approximately $169,000 in capital expenditures at Lazy Hollow Apartments as of December 31, 2000, consisting primarily of interior and exterior building improvements, parking lot improvements, appliance replacements, floor covering replacements, HVAC unit and heater replacements, and major landscaping. These improvements were funded from cash flow from partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $48,950. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

The Partnership completed approximately $111,000 in capital expenditures at Homestead Apartments as of December 31, 2000, consisting primarily of appliance replacements, floor covering replacements, major landscaping and parking lot improvements. These improvements were funded from cash flow from partnership reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $46,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Casa Granada Apartments

The Partnership completed approximately $59,000 of capital improvements at Casa Granada Apartments consisting primarily of exterior painting and building improvements and office equipment. These improvements were funded from cash flow from operations. The property was sold on September 21, 2000.

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

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2000, had 47,311 Limited Partnership Units outstanding held by 2,691 Limited Partners of record. Affiliates of the General Partner owned 17,993 units or 38.03% at December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99                $5,615             $111.54
       01/01/00 - 12/31/00                 3,157               62.42

During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country, Wakonda Shopping Center and Casa Granada sale proceeds, approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. In addition, the Partnership paid a distribution of $174,000 and $285,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers and Mesa Dunes Mobile Home Park during the year ended December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of $60,000 to the General Partner representing the disposition fee relating to the sale of Casa Granada Apartments during the year ended December 31, 2000. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Future  distributions  will  depend  on the  levels of net cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 17,993 limited partnership units in the Partnership representing 38.03% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $181.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 651 units resulting in its total ownership being increased to 18,644 units or 39.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership realized a net loss for the year ended December 31, 2000 of approximately $268,000 as compared to net income of approximately $1,714,000 for the year ended December 31, 1999. The decrease in net income for the year ended December 31, 2000 is due primarily to a decrease in total revenues resulting from the sale of several properties during 2000 and 1999. The decrease in net income for the year ended December 31, 2000 is due primarily to the gain of approximately $1,783,000 realized on the sale of Mesa Dunes Mobile Home Park in February 1999 partially offset by the loss of approximately $1,011,000 on the early extinguishment of debt encumbering the Mesa Dunes Mobile Home Park during the first quarter of 1999, and a loss of approximately $533,000 on the sale of Town and Country Shopping Center, Wakonda Shopping Center, and Casa Granada Apartments during the year ended December 31, 2000. See "Part II - Financial Information, Item 7. Financial Statements, Note D - Sale of Investment Property" and "Note E - Disposition of Discontinued Operations" for a discussion of the Mesa Dunes Mobile Home Park, Town and Country Shopping Center, and Wakonda Shopping Center, Casa Granada Apartments property sales.

Excluding the impact of discontinued operations and the sale of Casa Granada and Mesa Dunes Mobile Home Park, the Partnership had net income from continuing operations of approximately $536,000 and $407,000 for the years ended December 31, 2000 and 1999, respectively. The increase in net income for the year ended December 31, 2000 is primarily the result of an increase in total revenues partially offset by a decrease in total expenses. The increase in total revenues is attributable to an increase in rental income partially offset by a decrease in other income. Rental revenue increased primarily due to an increase in occupancy and the average annual rental rates at both Homestead Apartments and Lazy Hollow Apartments. Other income decreased as a result of lower interest income which declined during the year ended December 31, 2000, as a result of lower average cash balances held in interest bearing accounts.

Total expenses decreased primarily as the result of a decrease in operating expense, interest expense, and property tax expense which was offset by an increase in both general and administrative expense and depreciation expense. Operating expense decreased due to a decrease in maintenance and advertising expense at both Lazy Hollow Apartments and Homestead Apartments which was partially offset by an increase in salaries and related employee benefits. Interest expense decreased as a result of scheduled principal payments made on the Partnership's remaining residential properties. Property tax expense decreased due to the timing and receipt of invoices from the taxing authorities. Depreciation expense increased as a result of property improvements and replacements placed in service at the two remaining properties during the year ended December 31, 2000.

General and administrative expenses increased for the year ended December 31, 2000 due to an increase in the partnership management fee due to the General Partner which is based on adjusted cash from operations. The increase was slightly offset by a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Included in general and administrative expenses at both December 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the year ended December 31, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for net proceeds of approximately $5,303,000. After payoff of the first mortgage of approximately $3,298,000 and payment of closing costs of approximately $496,000 the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale for the year ended December 31, 2000. Also, during the year ended December 31, 2000, the partnership sold Casa Granada Apartments to an unaffiliated third party for approximately $1,994,000. After the assumption of the mortgage encumbering the property by the purchaser and payment of closing costs the net proceeds were approximately $408,000. The partnership recorded a loss of $189,000 on the sale during the year ended December 31, 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off.

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

Capital Resources and Liquidity

At December 31, 2000, the Partnership held cash and cash equivalents of approximately $1,738,000 compared to approximately $1,235,000 at December 31, 1999. For the year ended December 31, 2000, cash and cash equivalents increased by approximately $503,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $5,510,000 of cash provided by investing activities and $1,618,000 of cash provided by operating activities which was partially offset by approximately $6,625,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of sale proceeds from Town and Country, and Wakonda Shopping Centers and Casa Granada Apartments, and net withdrawals from restricted escrows which were slightly offset by the purchase of property improvements and replacements. Cash used in financing activities consisted primarily of repayment of mortgage notes payable, distributions paid to partners, and payments on mortgage notes payable. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $95,150. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,886,000 has maturity dates ranging from November 2003 to July 2019. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country, Wakonda Shopping Center and Casa Granada sale proceeds, approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. In addition, the Partnership paid a distribution of $174,000 and $285,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers and Mesa Dunes Mobile Home Park during the year ended December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of $60,000 to the General Partner representing the disposition fee relating to the sale of Casa Granada Apartments during the year ended December 31, 2000. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Future  distributions  will  depend  on the  levels of net cash  generated  from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 17,993 limited partnership units in the Partnership representing 38.03% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $181.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 651 units resulting in its total ownership being increased to 18,644 units or 39.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2000

      Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

      Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                      ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                              $ 1,738
   Receivables and deposits (Net of allowance of $220)                        184
   Restricted escrows                                                          95
   Other assets                                                               205
   Investment properties (Notes C and I):
      Land                                                  $ 1,398
      Buildings and related personal property                12,002
                                                             13,400
      Less accumulated depreciation                          (5,331)        8,069
                                                                          $10,291
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $   230
   Tenant security deposit liabilities                                         55
   Other liabilities                                                          247
   Mortgage notes payable (Note C)                                          6,886

Partners' (Deficit) Capital
   General partner                                          $   (57)
   Limited partners (47,311 units issued
      and outstanding)                                        2,930         2,873
                                                                          $10,291

         See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                   2000         1999
Revenues:
   Rental income                                               $  3,415     $  3,556
   Other income                                                     257          307
   Gain on sale of investment property                               --        1,783
      Total revenues                                              3,672        5,646

Expenses:
   Operating                                                      1,330        1,458
   General and administrative                                       405          311
   Depreciation                                                     555          519
   Interest                                                         609          757
   Property taxes                                                   237          336
   Loss on sale of investment property                              189           --
      Total expenses                                              3,325        3,381

Income before discontinued operations
  and extraordinary item                                            347        2,265
(Loss) income from discontinued operations (Note E)                (161)         460
Loss on sale of discontinued operations (Note E)                   (344)          --

(Loss) income before extraordinary item                            (158)       2,725
Extraordinary loss on early extinguishment of debt (Note D)        (110)      (1,011)

Net (loss) income                                              $   (268)    $  1,714

Net income allocated to general partner                        $     84     $    299
Net (loss) income allocated to limited partners                    (352)       1,415

                                                               $   (268)    $  1,714

Per limited partnership unit:
   Income before (loss) income from discontinued
      operations, loss on sale of discontinued operations
      and loss on early extinguishment of debt                 $   7.26     $  41.44
   (Loss) income from discontinued operations                     (3.37)        9.63
   Loss on sale of discontinued operations                        (9.04)          --
   Extraordinary loss on early extinguishment of debt             (2.30)      (21.16)

Net (loss) income per limited partnership unit                 $  (7.45)    $  29.91

Distributions per limited partnership unit                     $  62.42     $ 111.54

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384       $   1      $47,384    $47,385

Partners' capital at
   December 31, 1998                      47,311       $ 102      $10,097    $10,199

Distributions to partners                     --        (338)      (5,277)    (5,615)

Net income for the year ended
   December 31, 1999                          --          299       1,415      1,714

Partners' capital at
   December 31, 1999                      47,311           63       6,235      6,298

Distributions to partners                     --         (204)     (2,953)    (3,157)

Net income (loss) for the year
   ended December 31, 2000                    --           84        (352)      (268)

Partners' (deficit) capital at
   December 31, 2000                      47,311       $ (57)     $ 2,930    $ 2,873

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                            $   (268)    $  1,714
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     701          868
   Amortization of loan costs and leasing commissions                33           75
   Loss (gain) on sale of investment properties                     533       (1,783)
   Extraordinary loss on early extinguishment of debt               110        1,011
   Change in accounts:
      Receivables and deposits                                      501          (62)
      Other assets                                                   75         (314)
      Accounts payable                                               58           77
      Tenant security deposit liabilities                           (42)          --
      Accrued taxes                                                 (68)         (52)
      Other liabilities                                             (15)        (446)

          Net cash provided by operating activities               1,618        1,088

Cash flows from investing activities:
  Property improvements and replacements                           (347)        (977)
  Lease commissions paid                                             (4)          (7)
  Net withdrawals from restricted escrows                           150           58
  Proceeds from sale of investment properties                     5,711        9,292

          Net cash provided by investing activities               5,510        8,366

Cash flows used in financing activities:
  Proceeds from long-term borrowing                                  --        1,413
  Repayment of mortgage notes payable                            (3,298)      (7,702)
  Loan costs paid                                                    --          (46)
  Prepayment penalty                                                 --         (787)
  Distributions to partners                                      (3,157)      (5,827)
  Payments on mortgage notes payable                               (170)        (188)

          Net cash used in financing activities                  (6,625)     (13,137)

Net increase (decrease) in cash and cash equivalents                503       (3,683)
Cash and cash equivalents at beginning of the year                1,235        4,918
Cash and cash equivalents at end of year                       $  1,738     $  1,235

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    747     $  1,050
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
   payable                                                     $     --     $     95
  Mortgage Assumed by Purchaser of Casa Granada Apartments     $  1,384     $     --

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (see "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2000, the Partnership operates two residential properties in Maryland and Michigan.

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

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the General Partner, on account of the current and accrued Management Fee payable, deferred as contemplated therein (ii) Second, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their unrecovered Capital Contributions (iii) Third, to the Partners until the LimitedPartners have received distributions equal to their 6% (not compounded) Cumulative Distribution; (iv) Fourth, to the General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or investments sold (Initial Incentive Interest); (v) Fifth, to the Partners until the Limited Partners have received distributions equal to their 8% (not compounded) Cumulative Distribution, with certain limited partners receiving additional priority distributions ranging from 1.5% to 4.5% per annum (not compounded); and (vi) Sixth, thereafter, 86% to the Partners in proportion to their interests and 14% (Final Incentive Interest) to the General Partner.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately  $1,084,000  at  December  31,  2000  that are  maintained  by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2000 and 1999. The Partnership sold both of its commercial properties, Town and Country and Wakonda Shopping Centers in addition to one of its residential properties, Casa Granada Apartments, during 2000.

Restricted Escrows: As a result of the refinancings in prior years of Homestead Apartments and Lazy Hollow Apartments, general reserve accounts were established to cover necessary repairs and replacements of existing improvements. The balance in the reserve account for Homestead Apartments at December 31, 2000 is approximately $10,000, with required monthly deposits of $2,000. The balance for Lazy Hollow Apartments at December 31, 2000, is approximately $26,000 with required monthly deposits of $2,000. In addition, Lazy Hollow Apartments has deposited approximately $59,000 in an additional reserve account.

Loan Costs: Loan costs of approximately $99,000, less accumulated amortization of approximately $59,000 at December 31, 2000, are included in other assets and are being amortized on a straight-line basis over the lives of the related loans.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $69,000 and $94,000 for the years ended December 31, 2000 and 1999, respectively were charged to operating expense for the residential properties as incurred. Advertising costs of approximately $2,000 and $6,000 for the years ended December 31, 2000 and 1999, respectively, are included in income from discontinued operations for the commercial properties.

Leases: The Partnership generally leases residential units for twelve-months terms or less. The Partnership recognizes income as earned on leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosures.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                            Principal      Monthly                            Principal
                           Balance At      Payment     Stated                  Balance
                            December      Including   Interest    Maturity      Due At
        Property              2000         Interest     Rate        Date       Maturity
                                (in thousands)                              (in thousands)
Lazy Hollow Apartments
  1st trust deed             $ 3,826         $32        7.50%      07/19        $   --
Homestead Apartments
  1st trust deed               3,060          22        7.33%      11/03         2,935
                             $ 6,886         $54                                $2,935

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the investment properties. Prepayment penalties are imposed if the mortgage notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                   2001         $   141
                                   2002             151
                                   2003           3,090
                                   2004             124
                                   2005             134
                                Thereafter        3,246
                                                $ 6,886

Note D - Sale of Investment Properties

On September 21, 2000, the Partnership sold Casa Granada Apartments, to an unaffiliated third party, for net proceeds of approximately $408,000 after payment of closing costs and the assumption of $1,384,000 in debt by the purchaser. The Partnership realized a loss of approximately $189,000 on the sale during the year ended December 31, 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off. Revenues from Casa Granada included in the accompanying consolidated statements of operations were approximately $420,000 and $592,000 for the years ended December 31, 2000 and 1999.

On February 19, 1999, the Partnership sold Mesa Dunes Mobile Home Park to an unaffiliated third party for net sales proceeds of approximately $9,292,000 after payment of closing costs. A portion of the proceeds were used to pay off the mortgage encumbering the investment property of approximately $6,423,000. The Partnership realized a gain of approximately $1,783,000 on the sale during the first quarter of 1999. The Partnership also realized a loss on the early extinguishment of debt encumbering the property of approximately $1,011,000 during the first quarter of 1999 consisting of a prepayment penalty and the write off of unamortized loan costs and mortgage discount. Revenues from Mesa Dunes included in the accompanying consolidated statements of operations were approximately $254,000 for the year ended December 31, 1999.

Note E - Disposition of Discontinued Operations

During the year ended December 31, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for net proceeds of approximately $5,303,000. After payoff of the first mortgage of approximately $3,298,000 and payment of closing costs of approximately $496,000 the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sales during the year ended December 31, 2000.

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as (loss) income from discontinued operations and loss on sale of discontinued operations for the year ended December 31, 2000 and 1999. The revenues of these properties for the year ended December 31, 2000 were approximately $517,000, as compared to approximately $1,909,000 for the year ended December 31, 1999. Loss from discontinued operations for the year ended December 31, 2000 was approximately $161,000 compared to income of approximately $460,000 for the year ended December 31, 1999. The change in the loss between the third and fourth quarter of 2000 was due to the write-off of an outstanding accounts receivable that was deemed uncollectible during the fourth quarter of 2000.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates during the year ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                      $179       $189
   Reimbursement for services of affiliates (included in
     investment properties and general and
     administrative expense)                                  167        205

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $179,000 and $189,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $167,000 and $205,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. A fee of approximately $99,000 was accrued for 2000. No fee was due in 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 1999, the Partnership declared and paid a distribution of approximately $285,000 to the General Partner related to the sale of Mesa Dunes Mobile Home Park. During the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. Subsequent to the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return any such amounts paid from the Partnership.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the year ended December 31, 2000. The Partnership paid approximately $121,000 and $300,000 in interest expense on this note to AMIT for each of the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 17,993 limited partnership units in the Partnership representing 38.03% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $181.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 651 units resulting in its total ownership being increased to 18,644 units or 39.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note G - Distributions

During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country and Wakonda Shopping Center and Casa Granada sale proceeds and approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. The Partnership distributed approximately $4,016,000 (approximately $3,976,000 to the limited partners or $84.04 per limited partnership unit) from the Mesa Dunes Mobile Home Park and Whispering Pines Mobile Home Park sale proceeds and approximately $1,314,000 (approximately $1,301,000 to the limited partners or $27.50 per limited partnership unit) from operations during the year ended December 31, 1999. In addition, the Partnership paid a distribution of $174,000 and $285,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers and Mesa Dunes Mobile Home Park during the year ended December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, the Partnership paid a distribution of $60,000 to the General Partner representing the disposition fee relating to the sale of Casa Granada Apartments during the year ended December 31, 2000. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the partnership agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Note H - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                             2000          1999

Net (loss) income as reported              $  (268)     $ 1,714
Add (deduct):
  Depreciation differences                    (183)        (103)
  Disposition of investment property        (2,466)         349
  Other                                        315         (219)
Federal taxable (loss) income              $(2,602)     $ 1,741

Federal taxable (loss) income per
  limited partnership unit                 $(55.00)     $ 30.48

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

   Net assets as reported               $ 2,873
   Land and buildings                     5,777
   Accumulated depreciation                (703)
   Syndication                            6,802
   Other                                    378
   Net assets - tax basis               $15,127

Note I - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                                             Cost
                                                          Buildings       (Removed)
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 3,826       $   998      $ 8,988         $(2,419)
Homestead Apartments              3,060           557        5,988            (712)

                                $ 6,886       $ 1,555      $14,976         $(3,131)



                          Gross Amount At Which Carried
                              At December 31, 2000
                                  (in thousands)

                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
       Description         Land     Property     Total   Depreciation  Acquired   Life-Years
                                                        (in thousands)
Lazy Hollow Apartments    $  841    $ 6,726     $ 7,567     $ 3,085    07/01/89      5-40
Homestead Apartments         557      5,276       5,833       2,246    11/10/88      5-40
Continuing Operations     $1,398    $12,002     $13,400     $ 5,331


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                  2000             1999
                                                      (in thousands)
Investment Properties
Balance at beginning of year                    $24,024           $31,921
    Property improvements                           347             1,072
    Disposal of investment properties           (10,971)           (8,969)
Balance at end of year                          $13,400           $24,024

Accumulated Depreciation
Balance at beginning of year                    $ 7,969           $ 8,562
    Additions charged to expense                    701               868
    Disposal of investment properties            (3,339)           (1,461)
Balance at end of year                          $ 5,331           $ 7,969

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $19,175,000 and $32,137,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $6,034,000 and $8,080,000, respectively.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The  Partnership  had  two  reportable  segments:   residential  and  commercial
properties. The Partnership's residential property segment consists of two apartment complexes, one each in Maryland and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consisted of two retail shopping centers, both located in Iowa which were sold during the year ended December 31, 2000. As a result of the sale of the commercial properties during 2000, the commercial segment is shown as discontinued operations (see "Note E - Disposition of Discontinued Operations" for further discussion regarding the sales).

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

Segment information for the years ended December 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


2000                                 Residential     Commercial      Other      Totals
                                                   (discontinued)
Rental income                          $ 3,415          $ --          $ --      $ 3,415
Other income                               217              --           40         257
Interest expense                           609              --           --         609
Depreciation                               555              --           --         555
General and administrative
  expense                                   --              --          405         405
Loss on sale of investment
  property                                (189)             --           --        (189)
Loss on extinguishment of debt            (110)             --           --        (110)
Loss from discontinued operations           --            (161)          --        (161)
Loss on sale of discontinued
  operations                                --            (344)          --        (344)
Segment profit (loss)                      602            (505)        (365)       (268)
Total assets                             9,651              --          640      10,291
Capital expenditures for
  investment properties                    338               9           --         347


1999                                 Residential    Commercial       Other      Totals
                                                  (discontinued)
Rental income                          $ 3,556         $   --         $  --    $ 3,556
Other income                               225             --            82        307
Interest expense                           757             --            --        757
Depreciation                               519             --            --        519
General and administrative
  expense                                   --             --           311        311
Income from discontinued
  operations                                --            460            --        460
Gain on sale of investment
  property                               1,783             --            --      1,783
Loss on extraordinary item              (1,011)            --            --     (1,011)
Segment profit (loss)                    1,483            460          (229)     1,714
Total assets                            12,123          2,554           645     15,322
Capital expenditures for
  investment properties                  1,043             29            --      1,072


Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the directors and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit of approximately $66,000 and non-audit services (principally tax-related) of approximately $35,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 2000.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         12,531            26.49%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
Insignia Properties LP                        1,956             4.13%
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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates during the year ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees                                  $179       $189
   Reimbursement for services of affiliates                   167        205

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $179,000 and $189,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $167,000 and $205,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations. A fee of approximately $99,000 was accrued for 2000. No fee was due in 1999.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 1999, the Partnership declared and paid a distribution of approximately $285,000 to the General Partner related to the sale of Mesa Dunes Mobile Home Park. During the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. Subsequent to the year ended December 31, 2000, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return any such amounts paid from the Partnership.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT. Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the year ended December 31, 2000. The Partnership paid approximately $121,000 and $300,000 in interest expense on this note to AMIT for each of the year ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 17,993 limited partnership units in the Partnership representing 38.03% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $181.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 651 units resulting in its total ownership being increased to 18,644 units or 39.41% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2000:

            Current report on Form 8-K dated May 4, 2000 and filed on November 13, 2000 in connection with the sale of Wakonda Shopping Center and Casa Granada Apartments.

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


                                      Date: March 27, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 27, 2001
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 27, 2001
Martha L. Long          and Controller

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

10.26 Multi-family note between Granada AIPL6, L.P. and GMAC Commercial Mortgage Corporation dated September 27, 1999.

10.27 Purchase and Sale Contract for Town and Country Shopping Center between Registrant and The Cadle Company.

10.28 Purchase and Sale Contract for Wakonda Shopping Center between Registrant and The Cadle Company (filed as Exhibit 10.28 on Form 8-K May 4, 2000).

10.29 Addendum to Purchase and Sale Contract for Wakonda Shopping Center (filed as Exhibit 10.29 on Form 8-K May 4, 2000).

10.30 Purchase and Sale Contract for Casa Granada Apartments between Registrant and The Cadle Company (filed as Exhibit 10.30 on Form 8-K May 4, 2000).


10.31 First Amendment to Purchase and Sale Contract for Casa Granada Apartments (filed as Exhibit 10.31 on Form 8-K May 4, 2000).

10.32 Second Amendment to Purchase and Sale Contract for Casa Granada Apartments (filed as Exhibit 10.32 on Form 8-K May 4, 2000).

10.33 Third Amendment to Purchase and Sale Contract for Casa Granada Apartments (filed as Exhibit 10.33 on Form 8-K May 4, 2000).

16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.