Form 10QSB
period 2001-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2001-05-04
CIK 812564

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  973
   Receivables and deposits                                                     262
   Restricted escrows                                                           107
   Other assets                                                                 166
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,102
                                                               13,500
      Less accumulated depreciation                            (5,453)        8,047
                                                                            $ 9,555
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 179
   Tenant security deposit liabilities                                           57
   Other liabilities                                                            130
   Mortgage notes payable                                                     6,852

Partners' (Deficit) Capital
   General partner                                             $ (122)
   Limited partners (47,311 units issued and
      outstanding)                                              2,459         2,337
                                                                            $ 9,555


          See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
  Rental income                                                $  804        $  865
  Other income                                                     59            38
      Total revenues                                              863           903

Expenses:
  Operating                                                       294           356
  General and administrative                                       98            76
  Depreciation                                                    122           145
  Interest                                                        132           169
  Property tax                                                     83           122
      Total expenses                                              729           868

Income before discontinued operations                             134            35
Income from discontinued operations                                --           234

Net income                                                     $  134         $ 269

Net income allocated to general partner                         $   1           $ 3
Net income allocated to limited partners                          133           266

                                                               $  134         $ 269
Per limited partnership unit:
  Income before discontinued operations                       $  2.81        $ 0.73
  Income from discontinued operations                              --          4.89

Net income                                                    $  2.81        $ 5.62

Distributions per limited partnership unit                    $ 12.76        $  --

            See Accompanying Notes to Consolidated Financial Statements


c)

                         ANGELES INCOME PROPERTIES, LTD. 6
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (deficit) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2000                   47,311         $ (57)      $ 2,930    $ 2,873

Distributions to partners                --              (66)        (604)      (670)

Net income for the three months
   ended March 31, 2001                    --              1          133        134

Partners' (deficit) capital at
   March 31, 2001                      47,311         $ (122)     $ 2,459    $ 2,337

            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 134        $  269
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     122          232
   Amortization of loan costs and leasing commissions                 4           15
   Change in accounts:
      Receivables and deposits                                      (78)          25
      Other assets                                                   35           18
      Accounts payable                                              (51)           2
      Tenant security deposit liabilities                             2            6
      Accrued property taxes                                         --           88
      Other liabilities                                            (117)         (60)
        Net cash provided by operating activities                    51          595

Cash flows from investing activities:
  Property improvements and replacements                           (100)        (241)
  Net deposits to restricted escrows                                (12)         (13)
  Lease commissions paid                                             --           (4)
        Net cash used in investing activities                      (112)        (258)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                (34)         (44)
  Distributions to partners                                        (670)          --
        Net cash used in financing activities                      (704)         (44)

Net (decrease) increase in cash and cash equivalents               (765)         293

Cash and cash equivalents at beginning of period                  1,738        1,235
Cash and cash equivalents at end of period                       $ 973       $ 1,528

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 128        $ 237

At March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $95,000.

            See Accompanying Notes to Consolidated Financial Statements


e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's General Partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates during the three month periods ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $ 42       $ 45
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                               38         54

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $42,000 and $45,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $38,000 and $54,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued in 2001 and is included in accounts payable at March 31, 2001.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the three months ended March 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,644 limited partnership units in the Partnership representing 39.41% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership paid approximately $74,000 of interest expense on this note to AMIT for the three months ended March 31, 2000. This note was paid off during the year ended December 31, 2000. Therefore, no payments were made during the first quarter of 2001.

Note C - Investment in Discontinued Operations

Wakonda Shopping Center and Town & Country Shopping Center were the two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment were shown as income from discontinued operations for the three months ended March 31, 2000. The revenues of these properties were approximately $583,000 for the three month period ended March 31, 2000. Income from operations was approximately $234,000, for the three month period ended March 31, 2000. These properties were sold during 2000.

Note D - Segment Reporting

Description of the types of products and services from which reportable segments derive their revenues:

The  Partnership  had  two  reportable  segments:   residential  and  commercial
properties. The Partnership's residential property segment consists of two apartment complexes, one each in Maryland and Michigan. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consisted of two retail shopping centers, both located in Iowa, which were sold during 2000. As a result of the sale of the commercial properties during 2000, the commercial segment is shown as discontinued operations.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately, because they provide services with different types of products and customers.

Segment information for the three months ended March 31, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

              2001                Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  804           $ --          $ --       $ 804
Other income                             49             --            10          59
Interest expense                        132             --            --         132
Depreciation                            122             --            --         122
General and administrative
  expense                                --             --            98          98
Segment profit (loss)                   222             --           (88)        134
Total assets                          9,497             --            58       9,555
Capital expenditures for
  investment properties                 100             --            --         100

              2000                Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                        $  865           $ --          $ --       $ 865
Other income                             36             --             2          38
Interest expense                        169             --            --         169
Depreciation                            145             --            --         145
General and administrative
  expense                                --             --            76          76
Segment profit (loss)                   109            234           (74)        269
Total assets                         12,151          2,789           508      15,448
Capital expenditures for
  investment properties                 142              4            --         146

Note E - Distributions

During the three months ended March 31, 2001, the Partnership distributed approximately $322,000 (approximately $318,000 to limited partners or $6.72 per limited partnership unit) from operations and approximately $288,000 (approximately $286,000 to limited partners or $6.04 per limited partnership unit) from the sale proceeds of Casa Granada Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. No distributions were paid during the three months ended March 31, 2000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:


                                                Average Occupancy
      Property                                  2001          2000

      Lazy Hollow Apartments                     99%          98%
         Columbia, Maryland
      Homestead Apartments                       94%          95%
         East Lansing, Michigan

Results from Operations

The Partnership realized net income of approximately $134,000 compared to net income of approximately $269,000 for the three month periods ended March 31, 2001 and 2000, respectively. The decrease in net income is due primarily to a decrease in income from discontinued operations of $234,000 during the first quarter of 2000. Excluding the impact of discontinued operations and the operations of Casa Granada Apartments, which was sold during the third quarter of 2000, the Partnership realized net income from continuing operations of approximately $151,000 compared to net income of approximately $25,000 for the three months ended March 2001 and 2000, respectively. The increase is primarily due to an increase in total revenue and a decrease in total expenses. Total revenues increased as a result of an increase in rental revenues and other income. Rental revenue increased due to an increase in rental rates at Homestead Apartments and Lazy Hollow Apartments. Other income increased due to the enforcement of lease cancellation fees and pet fees at Lazy Hollow Apartments. Other income also increased as a result of an increase in interest income as a result of higher average cash balances held in interest bearing accounts. Total expenses decreased primarily due to a decrease in operating, property taxes, and interest expenses. Operating expenses decreased as a result of a decrease in advertising expense at the Partnership's remaining investment properties due to relatively stable occupancy. Property tax expense decreased due to the timing and receipt of invoices from the taxing authorities that affected prior estimates. Interest expense decreased as a result of scheduled principal payments made on the Partnership's remaining residential properties.

General and administrative expense increased due to an increase in the partnership management fee due to the General Partner which is based on adjusted cash from operations. Included in general and administrative expenses at both March 31, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Wakonda Shopping Center and Town & Country Shopping Center were the two commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as "Income from discontinued operations" for the three months ended March 31, 2000. The revenue of these properties was approximately $583,000 for the three month periods ended March 31, 2000. Income from operations was approximately $234,000 for the three month period ended March 31, 2000.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $973,000 versus approximately $1,528,000 at March 31, 2000. For the three months ended March 31, 2001, cash decreased by approximately $765,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $704,000 of cash used in financing activities and approximately $112,000 of cash used in investing activities which was slightly offset by approximately $51,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments on mortgage notes payable and distributions paid to partners. The Registrant invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $95,000 of capital improvements at Lazy Hollow Apartments consisting of major sewer replacement, appliance and floor covering replacements, plumbing improvements, interior decoration and other building improvements. These improvements were funded from cash flow from operations. The Partnership has budgeted, but is not limited to, capital improvements of approximately $101,000 for the year 2001, which consist of interior decoration and exterior building improvements, major sewer replacement, floor covering replacements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $5,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements. These improvements were funded from operations. The Partnership has budgeted capital improvements of approximately $46,200 for the year 2001, which consist primarily of appliance replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 2001, the mortgage indebtedness of approximately $6,852,000 has maturity dates ranging from November 2003 to July 2019. The General Partner will attempt to refinance such remaining indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership distributed approximately $322,000 (approximately $318,000 to limited partners or $6.72 per limited partnership unit) from operations and approximately $288,000 (approximately $286,000 to limited partners or $6.04 per limited partnership unit) from the sale proceeds of Casa Granada Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. No distributions were paid during the three months ended March 31, 2000. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 18,644 limited partnership units in the Partnership representing 39.41% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 4, 2001