Form 10QSB
period 2001-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2001-08-03
CIK 812564

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  524
   Receivables and deposits                                                     353
   Restricted escrows                                                           122
   Other assets                                                                  84
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,122
                                                               13,520
      Less accumulated depreciation                            (5,578)        7,942
                                                                            $ 9,025
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    45
   Tenant security deposit liabilities                                           61
   Other liabilities                                                            158
   Mortgage notes payable                                                     6,817

Partners' (Deficit) Capital
   General partner                                             $ (132)
   Limited partners (47,311 units issued and
      outstanding)                                              2,076         1,944
                                                                            $ 9,025

            See Accompanying Notes to Consolidated Financial Statements

b)
                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
                                                 2001        2000        2001       2000

Revenues:
  Rental income                                  $  785      $  883    $ 1,589  $ 1,748
  Other income                                       44          66        103      104
       Total revenues                               829         949      1,692    1,852

Expenses:
  Operating                                         277         392        571      748
  General and administrative                         49          73        147      149
  Depreciation                                      125         151        247      296
  Interest                                          129         157        261      326
  Property tax                                       78          89        161      211
       Total expenses                               658         862      1,387    1,730

Income before discontinued operations and
  loss on sale of discontinued operations           171          87        305      122
Loss from discontinued operations                    --        (272)        --      (38)
Loss on sale of discontinued operations              --        (344)        --     (344)

Net income (loss)                                 $ 171      $ (529)     $ 305   $ (260)

Net income allocated to general partner           $   2      $   81      $   3   $   84
Net income (loss) allocated to
  limited partners                                  169        (610)       302     (344)

Net income (loss)                                 $ 171      $ (529)     $ 305   $ (260)

Per limited partnership unit:
  Income before discontinued operations and
   loss on sale of discontinued operations       $ 3.57      $ 1.83      $6.38   $ 2.56
  Loss from discontinued operations                  --       (5.68)        --    (0.79)
  Loss on sale of discontinued operations            --       (9.04)        --    (9.04)

Net income (loss)                                $ 3.57     $(12.89)     $6.38  $ (7.27)

Distributions per limited partnership unit      $ 11.67     $ 36.61     $24.43  $ 36.61

            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. 6
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2000                   47,311         $ (57)      $ 2,930    $ 2,873

Distributions to partners                  --            (78)      (1,156)    (1,234)

Net income for the six months
   ended June 30, 2001                     --              3          302        305

Partners' (deficit) capital at
   June 30, 2001                       47,311         $ (132)     $ 2,076    $ 1,944


            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 305       $ (260)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     247          441
   Amortization of loan costs and leasing commissions                 7           21
   Loss on sale of investment property                               --          344
   Change in accounts:
      Receivables and deposits                                     (169)        (280)
      Other assets                                                  114          201
      Accounts payable                                             (185)         (51)
      Tenant security deposit liabilities                             6          (33)
      Accrued property taxes                                         --         (181)
      Other liabilities                                             (89)         (38)
        Net cash provided by operating activities                   236          164

Cash flows from investing activities:
  Property improvements and replacements                           (120)        (299)
  Net deposits to restricted escrows                                (27)         (25)
  Proceeds from sale of investment property                          --        5,303
  Lease commissions paid                                             --           (4)
        Net cash (used in) provided by investing activities        (147)       4,975

Cash flows from financing activities:
  Distributions to partners                                      (1,234)      (1,750)
  Payments on mortgage notes payable                                (69)         (89)
  Repayment of mortgage notes payable                                --       (3,297)
        Net cash used in financing activities                    (1,303)      (5,136)

Net (decrease) increase in cash and cash equivalents             (1,214)           3

Cash and cash equivalents at beginning of period                  1,738        1,492
Cash and cash equivalents at end of period                       $  524      $ 1,495

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  254      $   465

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

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates during the six month periods ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $ 83       $ 92
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                               71         84

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $83,000 and $92,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $71,000 and $84,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued in 2001. This fee was paid during April 2001.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the six months ended June 30, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. For prior property sales, an amount of approximately $459,000 has previously been declared and paid to the General Partner. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,134 limited partnership units in the Partnership representing 40.44% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.44% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the six months ended June 30, 2000 as discussed below. The Partnership paid approximately $121,000 in interest expense on this note to AMIT for the six months ended June 30, 2000. Therefore, no payments were made during the six months ended June 30, 2001.

Note C - Disposition of Discontinued Operations

During the six months ended June 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for net proceeds of approximately $5,303,000. After payoff of the first mortgage and payment of closing costs the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sales during the second quarter of 2000.

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations for the three and six months ended June 30, 2000. The revenues of these properties for the three and six months ended June 30, 2000 were approximately $583,000 and $533,000, respectively. Loss from discontinued operations for the three and six months ended June 30, 2000 was approximately $272,000 and $38,000, respectively.

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

Segment information for the six months ended June 30, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.


       Three Months Ended
         June 30, 2001            Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  785          $  --          $ --       $ 785
Other income                             44             --            --          44
Interest expense                        129             --            --         129
Depreciation                            125             --            --         125
General and administrative
  expense                                --             --            49          49
Segment profit (loss)                   220             --           (49)        171


        Six Months Ended
         June 30, 2001            Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                       $ 1,589          $ --          $ --      $ 1,589
Other income                             93             --            10         103
Interest expense                        261             --            --         261
Depreciation                            247             --            --         247
General and administrative
  expense                                --             --           147         147
Segment profit (loss)                   442             --          (137)        305
Total assets                          8,927             --            98       9,025
Capital expenditures for
  investment properties                 120             --            --         120


       Three Months Ended
         June 30, 2000            Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  883           $ --          $ --       $ 883
Other income                             57             --             9          66
Interest expense                        157             --            --         157
Depreciation                            151             --            --         151
General and administrative
  expense                                --             --            73          73
Loss from discontinued
  operations                             --           (272)           --        (272)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Segment profit (loss)                   151           (616)          (64)       (529)


        Six Months Ended
         June 30, 2000            Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                       $ 1,748          $  --          $ --     $ 1,748
Other income                             93             --            11         104
Interest expense                        326             --            --         326
Depreciation                            296             --            --         296
General and administrative
  expense                                --             --           149         149
Loss from discontinued
  operations                             --            (38)           --         (38)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Segment profit (loss)                   260           (382)         (138)       (260)
Total assets                         11,496             --         1,697      13,193
Capital expenditures for
  investment properties                 195              9            --         204

Note E - Distributions

During the six months ended June 30, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations and approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. During the six months ended June 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Lazy Hollow Apartments                     99%          98%
         Columbia, Maryland
      Homestead Apartments                       92%          93%
         East Lansing, Michigan

Results from Operations

The Partnership realized net income of approximately $171,000 and $305,000 for the three and six months ended June 30, 2001, respectively. The Partnership realized net loss of approximately $529,000 and $260,000 for the three and six months ended June 30, 2000, respectively. The increase in net income for the comparable periods is primarily due to a loss on the sale of discontinued operations of approximately $344,000 for both the three and six months ended June 30, 2000 and loss from discontinued operations of approximately $272,000 and $38,000 during the three and six months ended June 30, 2000. Excluding the impact of discontinued operations, loss on sale of discontinued operations, and the operations of Casa Granada Apartments which was sold during the third quarter of 2000, the Partnership realized net income from continuing operations of approximately $154,000 and $305,000 for the three and six months ended June 30, 2001 as compared to approximately $104,000 and $128,000 for the three and six months ended June 30, 2000. The increase in income for the three and six month periods ended June 30, 2001 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased for the three and six month period ended June 30, 2001 due to an increase in rental income. Rental income increased due to an increase in average rental rates at both properties which was partially offset by a slight decrease in occupancy at Homestead Apartments. Total revenues increased for the six months ended June 30, 2001 due to an increase in interest income. Interest income increased as a result of higher cash balances being maintained in interest bearing accounts. The increase in total revenues for the three months ended June 30, 2001 was partially offset by a decrease in other income.

Total expenses for the six month period ended June 30, 2001 decreased due to a decrease in interest expense and property tax expense. Interest expense decreased due to scheduled principal payments made on the Partnership's remaining residential properties. Property tax expense decreased due to the timing and receipt of invoices from the taxing authorities that affected prior year estimates.

Total expenses decreased for the three months ended June 30, 2001 due to a decrease in operating expense and interest expense which were partially offset by an increase in property tax expense. Operating expense decreased due to a decrease in property expense and maintenance expense. Property expense decreased due to a reduction in employee salaries and related benefits at the investment properties. Maintenance expense decreased due to a reduction in the use of contract labor at the Partnership's investment properties. Property tax increased due to the timing and receipt of invoices from the taxing authorities that affected the tax accruals.

Total expenses for the three and six months ended June 30, 2001 also decreased due to a decrease in general and administrative expenses. General and administrative expenses decreased due to a decrease in professional fees. Included in general and administrative expenses at both June 30, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $524,000 versus approximately $1,495,000 at June 30, 2000. For the six months ended June 30, 2001, cash decreased by approximately $1,214,000 from the Partnership's year ended December 31, 2000 due to approximately $1,303,000 of cash used in financing activities and approximately $147,000 of cash used in investing activities which was partially offset by approximately $236,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements, and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of distributions to the partners and payments on mortgage notes payable. The Registrant invests its working capital reserves in interest bearing accounts.

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

Lazy Hollow Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $112,000 of capital improvements at Lazy Hollow Apartments consisting of interior decorations, plumbing improvements, cabinet replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $124,000 for the year 2001, which consist of interior decoration and exterior building improvements, major sewer replacement, floor covering replacements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $8,000 of budgeted capital improvements at Homestead Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted capital improvements of approximately $46,000 for the year 2001, which consist primarily of appliance replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 2001, the mortgage indebtedness of approximately $6,817,000 has maturity dates ranging from November 2003 to July 2019 at which time the mortgages will be fully amortized.

During the six months ended June 30, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations and approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. During the six months ended June 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,134 limited partnership units in the Partnership representing 40.44% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.44% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: August 3, 2001