Form 10QSB
period 2001-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2001-11-06
CIK 812564

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $  787
   Receivables and deposits                                                     216
   Restricted escrows                                                           155
   Other assets                                                                 425
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,295
                                                               13,693
      Less accumulated depreciation                            (5,697)        7,996
                                                                            $ 9,579
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    53
   Tenant security deposit liabilities                                           61
   Other liabilities                                                            234
   Due to general partner                                                        97
   Mortgage notes payable                                                     8,263

Partners' (Deficit) Capital
   General partner                                             $ (142)
   Limited partners (47,311 units issued and
      outstanding)                                              1,013           871
                                                                            $ 9,579


         See Accompanying Notes to Consolidated Financial Statements


b)
                      ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                                     Three Months            Nine Months
                                                  Ended September 30,    Ended September 30,
                                                   2001        2000        2001       2000

Revenues:
  Rental income                                    $  794       $ 872    $ 2,383     $ 2,620
  Other income                                         81          96        184         200
       Total revenues                                 875         968      2,567       2,820

Expenses:
  Operating                                           278         336        849       1,084
  General and administrative                           61          53        208         202
  Depreciation                                        119         139        366         435
  Interest                                            136         162        397         488
  Property tax                                         88          77        249         288
  Loss on sale of investment property                  --         284         --         284
       Total expenses                                 682       1,051      2,069       2,781

Income  (loss)  before  loss  from  discontinued
  operations,  loss  on  sale of
  discontinued operations, and extraordinary
  loss on early extinguishment of debt                193         (83)       498          39
Loss from discontinued operations                      --         (33)        --         (71)
Loss on sale of discontinued operations                --          --         --        (344)
Extraordinary loss on early extinguishment
  of debt                                             (31)       (110)       (31)       (110)

Net income (loss)                                  $  162      $ (226)     $ 467      $ (486)

Net income (loss) allocated to
  general partner                                  $    2      $   (3)     $   5      $   81
Net income (loss) allocated to
  limited partners                                    160        (223)       462        (567)

Net income (loss)                                  $  162      $ (226)     $ 467      $ (486)

Per limited partnership unit:
  Income (loss) before discontinued
   operations, loss on sale of discontinued
   operations, and loss on early
   extinguishment of debt                         $ 4.04      $ (1.74)   $ 10.42     $   .82
  Loss from discontinued operations                    --       (0.67)        --       (1.46)
  Loss on sale of discontinued operations              --          --         --       (9.04)
  Loss on early extinguishment of debt               (.66)      (2.30)      (.66)      (2.30)

Net income (loss)                                 $ 3.38      $ (4.71)   $  9.76     $(11.98)

Distributions per limited partnership unit        $ 25.85     $    --    $ 50.28     $ 36.61

         See Accompanying Notes to Consolidated Financial Statements


c)

                      ANGELES INCOME PROPERTIES, LTD. 6
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384         $   1      $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2000                   47,311         $ (57)     $ 2,930    $ 2,873

Distributions to partners                  --           (90)      (2,379)    (2,469)

Net income for the nine months
   ended September 30, 2001                --             5          462        467

Partners' (deficit) capital at
   September 30, 2001                  47,311         $(142)     $ 1,013    $   871

         See Accompanying Notes to Consolidated Financial Statements

d)

                      ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                            $   467      $  (486)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                    366          581
   Amortization of loan costs and leasing commissions               11           30
   Loss on sale of investment property                              --          628
   Extraordinary loss on early extinguishment of debt               31          110
   Change in accounts:
      Due to general partner                                        97           --
      Receivables and deposits                                     (32)         396
      Other assets                                                (101)          93
      Accounts payable                                            (177)          37
      Tenant security deposit liabilities                            6          (46)
      Accrued property taxes                                        --         (309)
      Other liabilities                                            (13)        (150)
        Net cash provided by operating activities                  655          884

Cash flows from investing activities:
  Property improvements and replacements                          (293)        (372)
  Net (deposits to) withdrawals from restricted escrows            (60)         162
  Proceeds from sale of investment properties                       --        5,711
  Lease commissions paid                                            --           (4)
        Net cash (used in) provided by investing
           activities                                             (353)       5,497

Cash flows from financing activities:
  Distributions to partners                                     (2,469)      (1,924)
  Payments on mortgage notes payable                              (101)        (129)
  Repayment of mortgage notes payable                           (3,033)      (3,298)
  Loan costs paid                                                 (161)          --
  Proceeds from long term borrowing                              4,511           --
        Net cash used in financing activities                   (1,253)      (5,351)

Net (decrease) increase in cash and cash equivalents              (951)       1,030

Cash and cash equivalents at beginning of period                 1,738        1,492
Cash and cash equivalents at end of period                     $   787      $ 2,522

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   405      $   631
Supplemental disclosure of non-cash activity:
  Assumption of mortgage by purchaser                          $    --      $ 1,384

At December 31, 1999, approximately $95,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements


e)

                      ANGELES INCOME PROPERTIES, LTD. 6
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and its affiliates during the nine month periods ended September 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)

   Property management fees (included in operating
      expense)                                                $124       $137
   Reimbursement for services of affiliates
      (included in investment properties and general
      and administrative expense)                              201        111
   Loan costs (included in other assets)                        45         --

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $124,000 and $137,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $201,000 and $111,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in this amount for the nine months ended September 30, 2001 and 2000 is approximately $96,000 and $16,000 of construction service reimbursements. Construction service reimbursements of approximately $86,000 are currently shown as due to General Partner on the consolidated financial statements.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. As of September 30, 2001 the Partner has accrued approximately $20,000 for the 2001 fee. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued in 2001. These fees were paid during April 2001.

The Partnership paid an affiliate of the General Partner approximately $45,000 for loan costs associated with the refinancing of Homestead Apartments (see "Note D").

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. For prior property sales, an amount of approximately $459,000 has previously been declared and paid to the General Partner. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,173 limited partnership units in the Partnership representing 40.53% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.53% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the nine months ended September 30, 2000 as discussed below. The Partnership paid approximately $121,000 in interest expense on this note to AMIT for the nine months ended September 30, 2000.

Note C - Disposition of Discontinued Operations

During the nine months ended September 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for net proceeds of approximately $5,303,000. After payoff of the first mortgage and payment of closing costs, the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sales during the third quarter of 2000.

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations for the three and nine months ended September 30, 2000. The revenues of these properties for the three and nine months ended September 30, 2000 were approximately $0 and $518,000, respectively. Loss from discontinued operations for the three and nine months ended September 30, 2000 was approximately $33,000 and $71,000, respectively.

Note D - Sale of Investment Property

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

Note E - Refinancing of Mortgage Payable

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures on November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. AIMCO LP, an affiliate of the Managing General Partner, has signed as guarantor of this mortgage note payable. Capitalized loan costs incurred on the refinancing were approximately $161,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $31,000.

Note F - Segment Reporting

Description of the types of products and services from which reportable segments derive their revenues:

The  Partnership  had  two  reportable  segments:   residential  and  commercial
properties. The Partnership's residential property segment consists of two apartment complexes, one each in Maryland and Michigan as of September 30, 2001. During the nine months ended September 30, 2000, the Partnership had another residential property located in Texas which was sold on September 21, 2000. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The Partnership's commercial property segment consisted of two retail shopping centers, both located in Iowa, which were sold during 2000. As a result of the sale of the commercial properties during 2000, the commercial segment is shown as discontinued operations.

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

Segment information for the three and nine months ended September 30, 2001 and 2000, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segments.

       Three Months Ended
       September 30, 2001         Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  794           $ --          $ --       $ 794
Other income                             52             --            29          81
Interest expense                        136             --            --         136
Depreciation                            119             --            --         119
General and administrative
  expense                                --             --            61          61
Loss on early extinguishment
  of debt                                31             --            --          31
Segment profit (loss)                   194             --           (32)        162

       Nine Months Ended
       September 30, 2001         Residential     Commercial      Other      Totals
                                                (discontinued)
Rental income                       $ 2,383           $ --          $ --     $ 2,383
Other income                            145             --            39         184
Interest expense                        397             --            --         397
Depreciation                            366             --            --         366
General and administrative
  expense                                --             --           208         208
Loss on early extinguishment
  of debt                                31             --            --          31
Segment profit (loss)                   636             --          (169)        467
Total assets                          9,502             --            77       9,579
Capital expenditures for
  investment properties                 293             --            --         293

       Three Months Ended
       September 30, 2000         Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                        $  872           $ --          $ --       $ 872
Other income                             79             --            17          96
Interest expense                        162             --            --         162
Depreciation                            139             --            --         139
General and administrative
  expense                                --             --            53          53
Loss from discontinued
  operations                             --            (33)           --         (33)
Loss on sale of investment
  property                             (284)            --            --        (284)
 Loss on early extinguishment
   of debt                             (110)            --            --        (110)
Segment loss                           (157)           (33)          (36)       (226)

       Nine Months Ended
       September 30, 2000         Residential     Commercial      Other       Totals
                                                (discontinued)
Rental income                       $ 2,620           $ --          $ --     $ 2,620
Other income                            172             --            28         200
Interest expense                        488             --            --         488
Depreciation                            435             --            --         435
General and administrative
  expense                                --             --           202         202
Loss from discontinued
  operations                             --            (71)           --         (71)
Loss on sale of discontinued
  operations                             --           (344)           --        (344)
Loss on sale of investment
  property                             (284)            --            --        (284)
Loss on early extinguishment
  of debt                              (110)            --            --        (110)
Segment profit (loss)                   103           (415)         (174)       (486)
Total assets                          9,625             --         1,578      11,203
Capital expenditures for
  investment properties                 268              9            --         277

Note G - Distributions

During the nine months ended September 30, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. In addition, the Partnership paid a distribution of $174,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers during the nine months ended September 30, 2000. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Lazy Hollow Apartments                     99%          98%
         Columbia, Maryland
      Homestead Apartments                       91%          93%
         East Lansing, Michigan

Results from Operations

The Partnership realized net income of approximately $162,000 and $467,000 for the three and nine months ended September 30, 2001 as compared to net loss of approximately $226,000 and $486,000 for the three and nine months ended September 30, 2000, respectively. The increase in net income for the comparable periods is primarily due to a loss on the sale of discontinued operations of approximately $344,000 for the nine months ended September 30, 2000, loss from discontinued operations of approximately $33,000 and $71,000 for the three and nine months ended September 30, 2000, loss on the sale of Casa Granada
Apartments of approximately $284,000 for the three and nine months ended September 30, 2000 and loss on early extinguishment of debt of approximately $110,000 for both periods ended September 30, 2000. Also, the increase in net income for the three and nine months ended September 30, 2001 was partially offset by the recognition of a loss on early extinguishment of debt of approximately $31,000 for both periods. Excluding the impact of discontinued operations, loss on sale of discontinued operations, the operations of Casa Granada Apartments which was sold during the third quarter of 2000 and the losses on early extinguishment of debt, the Partnership realized net income from continuing operations of approximately $193,000 and $498,000 for the three and nine months ended September 30, 2001 as compared to approximately $186,000 and $314,000 of net income for the three and nine months ended September 30, 2000. The increase in income for the nine months ended September 30, 2001 is due to an increase in total revenues in addition to a decrease in total expenses. The increase in income for the three months ended September 30, 2001 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the both periods due to an increase in rental income and other income. Rental income increased due to an increase in the average rental rates at both properties which was partially offset by a decrease in occupancy and an increase in concessions at Homestead Apartments. Other income increased due to an increase in deposit forfeitures, lease cancellation fees and interest income as a result of increased average cash balances maintained in interest bearing accounts at Lazy Hollow Apartments and a return of rent revenue to the Partnership from the buyer of Wakonda Shopping Center.

Total expenses increased for the three and nine months ended September 30, 2001 due to an increase in general and administrative expense and tax expense. Total expenses decreased for the nine months ended September 30, 2001 due to a decrease in interest expense. Interest expense decreased due to lower outstanding principal balances on the investment properties' mortgages. Property tax expense increased for the three months ended September 30, 2001 due to the timing and receipt of invoices from the taxing authorities that affected estimates.

General and administrative expenses increased for the three months ended September 30, 2001 but remained relatively stable for the nine months ended September 30, 2001 and 2000. General and administrative expenses increased for the three months ended September 30, 2001 due to an increase in reimbursable costs. Included in general and administrative expenses at both September 30, 2001 and 2000, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

During the nine months ended September 30, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for approximately $5,303,000. After payoff of the first mortgage and payment of closing costs, the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale for the nine months ended September 30, 2000. Also, during the nine months ended September 30, 2000, the partnership sold Casa Granada Apartments to an unaffiliated third party for approximately $1,994,000. After the assumption by the purchaser of the mortgage encumbering the property and payment of closing costs, the distributable net proceeds were approximately $408,000. The
Partnership recorded a loss of approximately $284,000 on the sale during the third quarter of 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $787,000 versus approximately $2,522,000 at September 30, 2000. For the nine months ended September 30, 2001, cash decreased by approximately $951,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $1,253,000 of cash used in financing activities and approximately $353,000 of cash used in investing activities partially offset by approximately $655,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of repayment of mortgage note payable, distributions to partners and, to a lesser extent, mortgage principal payments and loan costs which were partially offset by proceeds received from refinancing activities. The Registrant invests its working capital reserves in interest bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $227,000 of budgeted and nonbudgeted capital improvements at Lazy Hollow Apartments consisting of interior decoration, plumbing improvements, cabinet replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $252,000 for the year 2001, which consist of interior decoration and exterior building improvements, major sewer replacement, floor covering replacements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $66,000 of budgeted and nonbudgeted capital improvements at Homestead Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $65,000 for the year 2001, which consist primarily of appliance replacements and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures on November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. AIMCO LP, an affiliate of the Managing General Partner, has signed as guarantor of this mortgage note payable. Capitalized loan costs incurred on the refinancing were approximately $161,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $31,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 2001, the mortgage indebtedness of approximately $8,263,000 has maturity dates ranging from July 2019 to November 2021 at which time the mortgages will be fully amortized.

During the nine months ended September 30, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. In addition, the Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership. During the nine months ended September 30, 2000, the Partnership distributed approximately $1,500,000 (approximately $1,485,000 to limited partners or $31.39 per limited partnership unit) from the Town and Country and Wakonda Shopping Center sale proceeds and approximately $223,000 (approximately $221,000 to limited partners or $4.67 per limited partnership unit) from operations and approximately $27,000 (approximately $26,000 to limited partners or $0.55 per limited partnership unit) from the Casa Granada refinance proceeds. In addition, the Partnership paid a distribution of $174,000 to the General Partner representing the disposition fee relating to the sales of Wakonda and Town and Country Shopping Centers during the nine months ended September 30, 2000. However, these fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,173 limited partnership units in the Partnership representing 40.53% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.53% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

                  Current Report of Form 8-K dated September 6, 2001 and filed on September 25, 2001 in connection with the refinancing of Homestead Apartments.

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


                                    Date: November 6, 2001