Form 10KSB
period 2001-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2002-03-26
CIK 812564

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $3,425,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"). The General Partner was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO.

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 2001, the Partnership owned and operated two residential properties (see "Item 2. Description of Properties").

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2001 and 2000.

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


                              Gross
                            Carrying    Accumulated                         Federal
Property                      Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                          (in thousands)
Lazy Hollow Apartments       $ 7,838      $ 3,403     5-40 yrs    S/L       $  7,995
Homestead Apartments           5,923        2,416     5-40 yrs    S/L          4,811
                             $13,761      $ 5,819                           $ 12,806

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            2001          Rate    Amortized     Date     Maturity (1)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 3,726        7.50%     30 yrs     07/19         $ --
Homestead Apartments
  1st trust deed                     4,494        7.02%     20 yrs     11/21             --
                                   $ 8,220                                           $ --


(1) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $31,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:


                                          Average Annual                 Average
                                           Rental Rates                 Occupancy
 Property                              2001            2000          2001       2000

 Lazy Hollow Apartments            $11,158/unit    $10,200/unit      97%        98%
 Homestead Apartments                8,537/unit      8,157/unit      91%        94%

The Managing General Partner attributes the decrease in occupancy at Homestead Apartments to the competitive market of the apartment industry in the East Lansing area. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                              2001            2001
                                            Billing           Rate
                                         (in thousands)
Properties
Lazy Hollow Apartments (1)                    $141            1.16%
Homestead Apartments                           192            7.14%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2001, the Partnership completed approximately $271,000 of capital improvements at Lazy Hollow Apartments consisting of water heater replacements, interior decoration, plumbing improvements, cabinet replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $53,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2001, the Partnership completed approximately $92,000 of capital improvements at Homestead Apartments consisting primarily of electrical upgrades, floor covering and appliance replacements. These improvements were funded from Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $50,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2001, had 47,311 Limited Partnership Units outstanding held by 2,614 Limited Partners of record. Affiliates of the General Partner owned 19,276 units or 40.74% at December 31, 2001.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00                $3,157             $ 62.42
       01/01/01 - 12/31/01                 2,469               50.28

During the year ended December, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country, Wakonda Shopping Center and Casa Granada sale proceeds, approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. During the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Future  distributions  will  depend  on the  levels of net cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,276 limited partnership units in the Partnership representing 40.74% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.74% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership realized net income for the year ended December 31, 2001 of approximately $641,000 as compared to a net loss of approximately $268,000 for the year ended December 31, 2000. The increase in net income for the year ended December 31, 2001 is due primarily to a loss of approximately $533,000 on the sale of Town and Country Shopping Center, Wakonda Shopping Center and Casa Granada Apartments, a loss from discontinued operations of approximately $161,000 and loss on early extinguishment of debt of approximately $110,000 during 2000 which was partially offset by loss on early extinguishment of debt of approximately $31,000 for the year ended December 31, 2001 (as noted below).

Excluding the impact of discontinued operations and the operations and sale of Casa Granada Apartments, the Partnership had net income from continuing operations of approximately $672,000 and $536,000 for the years ended December 31, 2001 and 2000, respectively. The increase in net income for the year ended December 31, 2001 is due primarily to an increase in total revenues which was partially offset by an increase in total expenses. The increase in total revenues is attributable to an increase in rental income and a small increase in other income. Rental income increased due to an increase in the average annual rental rates at both Homestead Apartments and Lazy Hollow Apartments which was partially offset by a decrease in occupancy at both properties. Other income increased due to the return of rent revenue from the buyer of Wakonda Shopping Center and an increase in lease cancellation fees and deposit forfeitures at Lazy Hollow Apartments partially offset by a decrease in interest income due to lower cash balances maintained in interest bearing accounts.

Total expenses increased due to an increase in property tax expense, interest expense, and operating expense which was offset by a decrease in general and administrative expense. Property tax expense increased due to the timing and receipt of property tax invoices from taxing authorities at Homestead Apartments that affected estimates. Interest expense increased as a result of the refinancing of the mortgage encumbering Homestead Apartments during September 2001 which increased the debt balances. Operating expense increased due to an increase in property expense, maintenance expense and property management fees which was partially offset by a decrease in advertising expense. Property expense increased due to an increase in utility expenses and employee salaries and related benefits at Lazy Hollow Apartments and gas utility expenses at Homestead Apartments. Maintenance expense increased due to an increase in contract work and maintenance materials at Homestead Apartments. Property management fees for both investment properties increased as a result of management reimbursements to the General Partner as allowed under the Partnership Agreement. Advertising expense decreased due to a decrease in periodical advertising at both investment properties and a decrease in newspaper advertising at Homestead Apartments.

General and administrative expenses decreased for the year ended December 31, 2001 due to a decrease in administrative, legal and professional expenses, audit fees and the partnership management fee due to the General Partner which is based on adjusted cash from operations. The decrease was slightly offset by an increase in the cost of services included in the management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

During the year ended December 31, 2000, the Partnership sold Wakonda Shopping Center and Town & Country Shopping Center to an unaffiliated third party for net proceeds of approximately $5,303,000. After payoff of the first mortgage of approximately $3,298,000 and payment of closing costs of approximately $496,000 the distributable net proceeds were approximately $2,006,000. The Partnership recorded a loss of approximately $344,000 on the sale for the year ended December 31, 2000. Also, during the year ended December 31, 2000, the partnership sold Casa Granada Apartments to an unaffiliated third party for approximately $1,994,000. After the assumption of the mortgage encumbering the property by the purchaser and payment of closing costs the net proceeds were approximately $408,000. The Partnership recorded a loss of approximately $189,000 on the sale during the year ended December 31, 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off.

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

Capital Resources and Liquidity

At December 31, 2001, the Partnership held cash and cash equivalents of approximately $922,000 compared to approximately $1,738,000 at December 31, 2000. For the year ended December 31, 2001, cash and cash equivalents decreased by approximately $816,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $1,296,000 of cash used in financing activities and $282,000 of cash used in investing activities which was partially offset by approximately $762,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of repayment of mortgage notes payable, distributions paid to partners, and, to a lesser extent, mortgage principal payments and loan costs which were partially offset by proceeds received from refinancing activities. The Registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $103,800. Additional improvements may be considered and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,220,000 has maturity dates ranging from July 2019 to November 2021. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country, Wakonda Shopping Center and Casa Granada sale proceeds, approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. During the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Future  distributions  will  depend  on the  levels of net cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,276 limited partnership units in the Partnership representing 40.74% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.74% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                         ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                              $   922
   Receivables and deposits                                                   237
   Restricted escrows                                                         158
   Other assets                                                               323
   Investment properties (Notes C and H):
      Land                                                  $ 1,398
      Buildings and related personal property                12,363
                                                             13,761
      Less accumulated depreciation                          (5,819)        7,942
                                                                          $ 9,582
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $    58
   Tenant security deposit liabilities                                         55
   Other liabilities                                                           85
   Due to General Partner                                                     119
   Mortgage notes payable (Note B)                                          8,220

Partners' (Deficit) Capital
   General partner                                          $  (141)
   Limited partners (47,311 units issued
      and outstanding)                                        1,186         1,045
                                                                          $ 9,582


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                   2001         2000
Revenues:
   Rental income                                               $  3,191     $  3,415
   Other income                                                     234          257
      Total revenues                                              3,425        3,672

Expenses:
   Operating                                                      1,142        1,330
   General and administrative                                       239          405
   Depreciation                                                     488          555
   Interest                                                         552          609
   Property taxes                                                   332          237
   Loss on sale of investment property (Note C)                      --          189
      Total expenses                                              2,753        3,325

Income before discontinued operations
  and extraordinary item                                            672          347
Loss from discontinued operations (Note D)                           --         (161)
Loss on sale of discontinued operations (Note D)                     --         (344)

Income (loss) before extraordinary item                             672         (158)
Extraordinary loss on early extinguishment of
   debt (Notes B and C)                                             (31)        (110)

Net income (loss)                                              $    641     $   (268)

Net income allocated to general partner                        $      6     $     84
Net income (loss) allocated to limited partners                     635         (352)

                                                               $    641     $   (268)
Per limited partnership unit:
   Income before loss from discontinued
      operations, loss on sale of discontinued operations
      and loss on early extinguishment of debt                 $  14.08     $   7.26
   Loss from discontinued operations                                 --        (3.37)
   Loss on sale of discontinued operations                           --        (9.04)
   Extraordinary loss on early extinguishment of debt              (.66)       (2.30)
Net income (loss) per limited partnership unit                 $  13.42     $  (7.45)
Distributions per limited partnership unit                     $  50.28     $  62.42


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $ 1       $47,384    $47,385

Partners' capital at
   December 31, 1999                      47,311        $ 63      $ 6,235    $ 6,298

Distributions to partners                     --         (204)     (2,953)    (3,157)

Net income (loss) for the year
   ended December 31, 2000                    --           84        (352)      (268)

Partners' (deficit) capital at
   December 31, 2000                      47,311          (57)      2,930      2,873

Distributions to partners                     --          (90)     (2,379)    (2,469)

Net income for the year
   ended December 31, 2001                    --            6         635        641

Partners' (deficit) capital at
   December 31, 2001                      47,311       $ (141)    $ 1,186    $ 1,045


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                            $    641     $   (268)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                     488          701
   Amortization of loan costs and leasing commissions                14           33
   Loss on sale of investment properties                             --          533
   Extraordinary loss on early extinguishment of debt                31          110
   Change in accounts:
      Receivables and deposits                                      (53)         501
      Other assets                                                   (2)          75
      Accounts payable                                             (201)          58
      Tenant security deposit liabilities                            --          (42)
      Due to General Partner                                          6           --
      Accrued taxes                                                  --          (68)
      Other liabilities                                            (162)         (15)

          Net cash provided by operating activities                 762        1,618

Cash flows from investing activities:
  Property improvements and replacements                           (219)        (347)
  Lease commissions paid                                             --           (4)
  Net (deposits to) withdrawals from restricted escrows             (63)         150
  Proceeds from sale of investment properties                        --        5,711

          Net cash (used in) provided by investing
              activities                                           (282)       5,510

Cash flows from financing activities:
  Proceeds from long-term borrowing                               4,511           --
  Repayment of mortgage notes payable                            (3,033)      (3,298)
  Loan costs paid                                                  (161)          --
  Distributions to partners                                      (2,469)      (3,157)
  Payments on mortgage notes payable                               (144)        (170)

          Net cash used in financing activities                  (1,296)      (6,625)

Net (decrease) increase in cash and cash equivalents               (816)         503
Cash and cash equivalents at beginning of the year                1,738        1,235
Cash and cash equivalents at end of year                       $    922     $  1,738
Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    555     $    747
Supplemental disclosure of non-cash flow information:
  Mortgage Assumed by Purchaser of Casa Granada Apartments     $     --     $  1,384
Property improvements and replacements in due to
  General Partner                                              $    113     $     --
Property improvements and replacements in accounts
  payable                                                      $     29     $     --


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2001, the Partnership operates two residential properties in Maryland and Michigan.

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

Allocations of Profits, Gains, Losses and Distributions to Partners: In accordance with the Agreement of Limited Partnership (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Incentive Interest to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership; provided, that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.

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

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property ranging from 15 to 40 years for buildings and improvements and from five to seven years for furnishings. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $893,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2001 and 2000. The Partnership sold both of its commercial properties, Town and Country and Wakonda Shopping Centers in addition to one of its residential properties, Casa Granada Apartments, during 2000. See "Recent Accounting Pronouncements" below.

Restricted Escrows: As a result of the refinancing in prior years of Lazy Hollow Apartments, a general reserve account was established to cover necessary repairs and replacements of existing improvements. The balance for Lazy Hollow Apartments at December 31, 2001, is approximately $34,000 with required monthly deposits of $2,000. In addition, Lazy Hollow Apartments has deposited approximately $74,000 in an additional reserve account. Due to the refinancing during 2001 of the mortgage encumbering Homestead Apartments, a repair escrow of approximately $50,000 was established and is held by the lender. The balance at December 31, 2001 is $50,000.

Loan Costs: Loan costs of approximately $161,000, less accumulated amortization of approximately $5,000 at December 31, 2001, are included in other assets and are being amortized over the life of the related loan.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $39,000 and $69,000 for the years ended December 31, 2001 and 2000, respectively were charged to operating expense for the residential properties as incurred. Advertising costs of approximately $2,000 for the year ended December 31, 2000 is included in loss from discontinued operations for the commercial properties.

Leases: The Partnership generally leases residential units for twelve-month terms or less. The Partnership recognizes income as earned on leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note I" for required disclosures.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                            Principal      Monthly                            Principal
                           Balance At      Payment     Stated                  Balance
                            December      Including   Interest    Maturity      Due At
        Property              2001         Interest     Rate        Date       Maturity
                                (in thousands)                              (in thousands)
Lazy Hollow Apartments
  1st trust deed             $ 3,726         $32        7.50%      07/19         $ --
Homestead Apartments
  1st trust deed               4,494          35        7.02%      11/21            --
                             $ 8,220         $67                                 $ --

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $31,000.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the investment properties. Prepayment penalties are imposed if the mortgage notes are repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                   2002          $ 215
                                   2003             232
                                   2004             249
                                   2005             268
                                   2006             288
                                Thereafter        6,968
                                                $ 8,220

Note C - Sale of Investment Property

On September 21, 2000, the Partnership sold Casa Granada Apartments, to an unaffiliated third party, for net proceeds of approximately $408,000 after payment of closing costs and the assumption of $1,384,000 in debt by the purchaser. The Partnership realized a loss of approximately $189,000 on the sale during the year ended December 31, 2000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $110,000 as a result of unamortized loan costs being written off. Revenues from Casa Granada included in the accompanying consolidated statements of operations were approximately $420,000 for the year ended December 31, 2000.

Note D - Disposition of Discontinued Operations

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

Wakonda Shopping Center and Town & Country Shopping Center were the only commercial properties owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of the two commercial properties in 2000, the results of the commercial segment have been shown as loss from discontinued operations and loss on sale of discontinued operations for the year ended December 31, 2000. The revenues of these properties for the year ended December 31, 2000 were approximately $517,000. Loss from discontinued operations for the year ended December 31, 2000 was approximately $161,000.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expense)                                      $195       $179
   Reimbursement for services of affiliates (included in
     investment properties and general and
     administrative expense)                                  221        167
   Partnership management fee (included in general and
     administrative expense)                                   34        125
   Real estate brokerage commission (included in general
     partner distributions)                                    60        174

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $195,000 and $179,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $221,000 and $167,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $110,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. Construction service fees of approximately $113,000 are included in due to General Partner on the consolidated financial statements.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. As of December 31, 2001, the Partnership has expensed approximately $34,000 for the 2001 fee. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued in 2001. These fees were paid during April 2001.

The Partnership paid an affiliate of the General Partner approximately $45,000 for loan costs associated with the refinancing of Homestead Apartments (see "Note B"). These amounts are included in other assets and are being amortized over the life of the respective mortgage.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country
Shopping Center. During the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the year ended December 31, 2000. The Partnership paid approximately $121,000 in interest expense on this note to AMIT for the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,276 limited partnership units in the Partnership representing 40.74% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.74% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Distributions

During the year ended December, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $1,926,000 (approximately $1,907,000 to limited partners or $40.31 per limited partnership unit) from the Town and Country, Wakonda Shopping Center and Casa Granada sale proceeds, approximately $1,030,000 (approximately $1,019,000 to limited partners or $21.54 per limited partnership unit) from operations and approximately $27,000 (approximately $27,000 to limited partners or $0.57 per limited partnership unit) from the Casa Granada refinance proceeds. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. During the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Note G - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                             2001          2000

Net income (loss) as reported              $   641       $  (268)
Add (deduct):
  Depreciation differences                    (180)         (183)
  Disposition of investment property            --        (2,466)
  Other                                       (249)          315
Federal taxable income (loss)              $   212       $(2,602)

Federal taxable income (loss) per
  limited partnership unit                 $  4.44       $(55.00)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

   Net assets as reported              $ 1,045
   Land and buildings                    5,747
   Accumulated depreciation               (883)
   Syndication                           6,802
   Other                                   160
   Net assets - tax basis              $12,871

Note H - Real Estate and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                                             Cost
                                                          Buildings       (Removed)
                                                         and Related     Capitalized
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 3,726        $ 998       $ 8,988         $(2,148)
Homestead Apartments              4,494           557        5,988            (622)

                                $ 8,220       $ 1,555      $14,976         $(2,770)

                          Gross Amount At Which Carried
                              At December 31, 2001
                                  (in thousands)

                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
       Description         Land     Property     Total   Depreciation  Acquired   Life-Years
                                                        (in thousands)
Lazy Hollow Apartments    $  841    $ 6,997     $ 7,838     $ 3,403    07/01/89      5-40
Homestead Apartments         557      5,366       5,923       2,416    11/10/88      5-40

                          $1,398    $12,363     $13,761     $ 5,819

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                  2001             2000
                                                      (in thousands)
Investment Properties
Balance at beginning of year                    $13,400           $24,024
    Property improvements                           361               347
    Disposal of investment properties                --           (10,971)
Balance at end of year                          $13,761           $13,400

Accumulated Depreciation
Balance at beginning of year                    $ 5,331           $ 7,969
    Additions charged to expense                    488               701
    Disposal of investment properties                --            (3,339)
Balance at end of year                          $ 5,819           $ 5,331

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $19,508,000 and $19,175,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $6,702,000 and $6,034,000, respectively.

Note I - Segment Reporting

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

Segment information for the years ended December 31, 2001 and 2000 is shown in the tables below (in thousands). The "Other" Column includes Partnership administration related items and income and expense not allocated to the reportable segments (in thousands).


2001                                 Residential     Commercial      Other      Totals
                                                   (discontinued)
Rental income                          $ 3,191          $ --          $ --      $ 3,191
Other income                               193              --           41         234
Interest expense                           552              --           --         552
Depreciation                               488              --           --         488
General and administrative
  expense                                   --              --          239         239
Loss on extinguishment of debt             (31)             --           --         (31)
Segment profit (loss)                      839              --         (198)        641
Total assets                             9,466              --          116       9,582
Capital expenditures for
  investment properties                    361              --           --         361


2000                                 Residential     Commercial      Other      Totals
                                                   (discontinued)
Rental income                          $ 3,415          $ --          $ --      $ 3,415
Other income                               217              --           40         257
Interest expense                           609              --           --         609
Depreciation                               555              --           --         555
General and administrative
  expense                                   --              --          405         405
Loss on sale of investment
  property                                (189)             --           --        (189)
Loss on extinguishment of debt            (110)             --           --        (110)
Loss from discontinued operations           --            (161)          --        (161)
Loss on sale of discontinued
  operations                                --            (344)          --        (344)
Segment profit (loss)                      602            (505)        (365)       (268)
Total assets                             9,651              --          640      10,291
Capital expenditures for
  investment properties                    338               9           --         347


Note J - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters   and  Control   Persons;
            Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the director and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $36,000 and non-audit services (principally tax-related) of approximately $19,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 2001.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         13,814            29.20%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
Insignia Properties, LP                       1,956             4.13%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees                                  $195       $179
   Reimbursement for services of affiliates                   221        167
   Partnership management fee                                  34        125
   Real estate brokerage commission                            60        174

During the year ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $195,000 and $179,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $221,000 and $167,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $110,000 and $39,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years. Construction service fees of approximately $113,000 are included in due to General Partner on the consolidated financial statements.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. As of December 31, 2001, the Partnership has expensed approximately $34,000 for the 2001 fee. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued in 2001. These fees were paid during April 2001.

The Partnership paid an affiliate of the General Partner approximately $45,000 for loan costs associated with the refinancing of Homestead Apartments during September 2001. These amounts are included in other assets and are being amortized over the life of the respective mortgage.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country
Shopping Center. During the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership had a first mortgage to Angeles Mortgage Investment Trust ("AMIT") which was secured by Wakonda Shopping Center and Town & Country Shopping Center. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into AIMCO. As a result, AIMCO became the holder of the AMIT note. The Partnership repaid this note in full as a result of the sale of these two properties during the year ended December 31, 2000. The Partnership paid approximately $121,000 in interest expense on this note to AMIT for the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $25,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,276 limited partnership units in the Partnership representing 40.74% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.74% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

(b)   Reports on Form 8-K filed in the fourth quarter of calendar year 2001:

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


                                    Date: March 26, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 26, 2002
Patrick J. Foye         and Director


/s/Martha L. Long       Senior Vice President         Date: March 26, 2002
Martha L. Long          and Controller

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

     10.10Agreement  of  Purchase  and  Sale of Real  Property  and  Exhibits  -
          Hawthorne Works Business Center filed in Form 8-K dated January 19, 1990, which is incorporated herein by reference.

     10.11Promissory Note - Whispering  Pines filed in Form 10-K dated March 27,
          1992, which is incorporated herein by reference.

     10.12Stock Purchase  Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation II by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

     10.13Contract to Purchase and Sell Property - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and Greybeard Properties, LLC, dated July 1, 1996.

     10.14Assignment and Assumption of Contracts - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and LaSalle National Trust, dated August 28, 1996.

     10.15Assignment and Assumption of Contracts - Cable Plant and CM Complex of Hawthorne Business Works - between CP and CMC and Hawthorne Street Properties, LLC, as agent of LaSalle National Trust, as Trustee dated August 28, 1996.

     10.16Bill of Sale - Cable Plant and CM Complex of Hawthorne  Business Works
          - between CP and CMC and LaSalle National Trust, as Trustee dated August 28, 1996.

     10.17Multifamily  Note dated  November  1,  1996,  between  Angeles  Income
          Properties Ltd. 6, a California Limited Partnership and Lehman Brothers Holdings, Inc., relating to Homestead Apartments.

     10.18Contract of Sale  executed  October 8, 1997,  by and  between  Angeles
          Income Properties Ltd. 6, a California Limited Partnership and Paul Callister regarding the sale of LaSalle Warehouse.

     10.19Assignment  and  Assumption  of Leases  regarding  the sale of LaSalle
          Warehouse.

     10.20Blanket Conveyance, Bill of Sale and Assignment regarding the sale of LaSalle Warehouse.

     10.21Contract of Sale  between  Registrant  and  Hometown  America,  L.L.C.
          effective July 16, 1998.

     10.22Amendment  to  Contract  of  Sale  between   Registrant  and  Hometown
          America, L.L.C. effective July 16, 1998.

     10.23Second  Amendment to Contract of Sale between  Registrant and Hometown
          America, L.L.C. effective July 16, 1998.

     10.24Contract of Sale between Registrant and Matthew N. Follett, L.P., effective September 8, 1998 (filed as Exhibit 10.21 on Form 8-K February 19, 1999).

     10.25Reinstatement and Amendment to Contract of Sale between Registrant and Matthew N. Follett, L.P., effective December 14, 1998 (filed as
          Exhibit 10.21 on Form 8-K February 19, 1999).

     10.26Multi-family  note between  Granada  AIPL6,  L.P. and GMAC  Commercial
          Mortgage Corporation dated September 27, 1999.

     10.27Purchase and Sale Contract for Town and Country Shopping Center between Registrant and The Cadle Company.

     10.28Purchase  and  Sale  Contract  for  Wakonda  Shopping  Center  between
          Registrant and The Cadle Company (filed as Exhibit 10.28 on Form 8-K May 4, 2000).

     10.29Addendum to Purchase  and Sale  Contract for Wakonda  Shopping  Center
          (filed as Exhibit 10.29 on Form 8-K May 4, 2000).

     10.30Purchase  and  Sale  Contract  for  Casa  Granada  Apartments  between
          Registrant and The Cadle Company (filed as Exhibit 10.30 on Form 8-K May 4, 2000).

     10.31First  Amendment  to  Purchase  and Sale  Contract  for  Casa  Granada
          Apartments (filed as Exhibit 10.31 on Form 8-K May 4, 2000).

     10.32Second  Amendment  to  Purchase  and Sale  Contract  for Casa  Granada
          Apartments (filed as Exhibit 10.32 on Form 8-K May 4, 2000).

     10.33Third  Amendment  to  Purchase  and Sale  Contract  for  Casa  Granada
          Apartments (filed as Exhibit 10.33 on Form 8-K May 4, 2000).

     10.34Multifamily  Note between GMAC  Commercial  Mortgage  Corporation  and
          Angeles Income Properties, Ltd. 6 for the refinance of Homestead Apartments (filed as Exhibit 10.34 on Form 8-K September 6, 2001).

     16.1 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated September 1, 1993.