Form 10QSB
period 2002-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2002-05-14
CIK 812564

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                                $ 1,178
   Receivables and deposits                                                     283
   Restricted escrows                                                           163
   Other assets                                                                 283
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,392
                                                               13,790
      Less accumulated depreciation                            (5,942)        7,848
                                                                            $ 9,755
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 40
   Tenant security deposit liabilities                                           56
   Due to General Partner                                                        25
   Other liabilities                                                            264
   Mortgage notes payable                                                     8,168

Partners' (Deficit) Capital
   General partner                                             $ (139)
   Limited partners (47,311 units issued and
      outstanding)                                              1,341         1,202
                                                                            $ 9,755



            See Accompanying Notes to Consolidated Financial Statements

b)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2002          2001
Revenues:
  Rental income                                                $ 791         $ 804
  Other income                                                     46            59
      Total revenues                                              837           863

Expenses:
  Operating                                                       238           294
  General and administrative                                       80            98
  Depreciation                                                    123           122
  Interest                                                        157           132
  Property tax                                                     82            83
      Total expenses                                              680           729

Net income                                                     $ 157         $ 134

Net income allocated to general partner (1%)                    $ 2           $ 1
Net income allocated to limited partners (99%)                    155           133

                                                               $ 157         $ 134

Net income per limited partnership unit                       $ 3.28        $ 2.81

Distributions per limited partnership unit                     $ --         $ 12.76


            See Accompanying Notes to Consolidated Financial Statements

c)

                         ANGELES INCOME PROPERTIES, LTD. 6
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (deficit) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2001                   47,311         $ (141)     $ 1,186    $ 1,045

Net income for the three months
   ended March 31, 2002                    --              2          155        157

Partners' (deficit) capital at
   March 31, 2002                      47,311         $ (139)     $ 1,341    $ 1,202


            See Accompanying Notes to Consolidated Financial Statements

d)

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 157        $ 134
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     123          122
   Amortization of loan costs                                         9            4
   Change in accounts:
      Receivables and deposits                                      (46)         (78)
      Other assets                                                   31           35
      Accounts payable                                               11          (51)
      Tenant security deposit liabilities                             1            2
      Due to General Partner                                         19           --
      Other liabilities                                             179         (117)
        Net cash provided by operating activities                   484           51

Cash flows from investing activities:
  Property improvements and replacements                           (171)        (100)
  Net deposits to restricted escrows                                 (5)         (12)
        Net cash used in investing activities                      (176)        (112)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (52)         (34)
  Distributions to partners                                          --         (670)
        Net cash used in financing activities                       (52)        (704)

Net increase (decrease) in cash and cash equivalents                256         (765)

Cash and cash equivalents at beginning of period                    922        1,738
Cash and cash equivalents at end of period                      $ 1,178       $ 973

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 122        $ 128

At December 31, 2002, accounts payable and due to General Partner included approximately $142,000 for property improvements and replacements, which are included in property improvements and replacements for the three months ended
March 31, 2002.

            See Accompanying Notes to Consolidated Financial Statements

e)

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $42,000 for both the three month periods ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $35,000 and $38,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 for the three months ended March 31, 2002. There were no construction management service fees recorded for the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current additions to investment properties.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2001 was approximately $34,000 which was accrued at December 31, 2001 and paid in March 2002. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued at March 31, 2001. The 2000 fee was paid in April 2001. An accrual of approximately $25,000 is included in the accompanying consolidated balance sheet as of March 31, 2002 for the allowable fee earned as of that date.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 14 apartment units. As of March 31, 2002, the Partnership is unable to estimate the reimbursable cost of the repairs or the insurance proceeds ultimately to be received. Therefore, the General Partner is unable to determine the overall affect to the consolidated financial statements at this time. However, the General Partner does not anticipate a casualty loss.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:


                                                Average Occupancy
      Property                                  2002          2001

      Lazy Hollow Apartments                     88%          99%
         Columbia, Maryland
      Homestead Apartments                       95%          94%
         East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Lazy Hollow Apartments to a fire that damaged several apartment units.

Results from Operations

The Partnership realized net income of approximately $157,000 compared to net income of approximately $134,000 for the three month periods ended March 31, 2002 and 2001, respectively. The increase in net income is primarily due to a decrease in total expenses which was partially offset by a decrease in total revenues. Total expenses decreased due to a decrease in operating and general and administrative expenses which was partially offset by an increase in interest expense. Operating expense decreased due to decreases in property and maintenance expenses. Property expenses decreased due to a decrease in overall utility costs and a decrease in maintenance salaries. Maintenance expense decreased due to a decrease in the use of contract interior painting and snow removal services at both of the Partnership's investment properties and a decrease in the use of contract cleaning and trash removal services at Lazy Hollow Apartments. General and administrative expense decreased due to a decrease in professional fees. Interest expense increased due to the refinancing of the mortgage encumbering Homestead Apartments at a higher principal balance during the third quarter of 2001.

Included in general and administrative expenses for the three month periods ended March 31, 2002 and 2001, are management reimbursements to the General Partner allowed under the Partnership Agreement and the partnership management fee due to the General Partner which is based on adjusted cash from operations. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues decreased as a result of a decrease in rental income and other income. Rental income decreased due to a decrease in occupancy at Lazy Hollow Apartments which was partially offset by an increase in average rental rates at both of the Partnership's investment properties. Other income decreased due to a decrease in average cash balances available for investment in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $1,178,000 versus approximately $973,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents increased by approximately $256,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $484,000 of cash provided by operating activities which was partially offset by approximately $52,000 of cash used in financing activities and approximately $176,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements for each of the Partnership's properties are detailed below.

Lazy Hollow Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $19,000 of capital improvements at Lazy Hollow Apartments consisting of water heater replacements, cabinet replacements, major landscaping, HVAC, and appliance and floor covering replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for the year 2002, which consist of cabinets, major landscaping and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $10,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership has budgeted capital improvements of approximately $50,000 for the year 2002, which consist primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 2002, the mortgage indebtedness of approximately $8,168,000 has maturity dates ranging from July 2019 to November 2021. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit


Operations             $  --            $   --           $  322            $ 6.72
Sale (1)                  --                --              288              6.04
Disposition
 fee (2)                  --                --               60                --
                       $  --            $   --           $  670            $12.76

(1) From the sale proceeds of Casa Granada Apartments sold in 2000 and distributed during the first quarter of 2001.

(2) The Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa
      Granada Apartments. This fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 19,279 limited partnership units in the Partnership representing 40.75% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 40.75% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                    Date: May 14, 2002