Form 10QSB
period 2002-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2002-08-14
CIK 812564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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




                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                         ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $ 717
   Receivables and deposits                                                     348
   Restricted escrows                                                           169
   Other assets                                                                 200
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                   12,408
                                                               13,806
      Less accumulated depreciation                            (6,068)        7,738
                                                                            $ 9,172
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 24
   Tenant security deposit liabilities                                           56
   Other liabilities                                                            282
   Due to General Partner                                                        45
   Mortgage notes payable                                                     8,115

Partners' (Deficit) Capital
   General partner                                             $ (151)
   Limited partners (47,311 units issued and
      outstanding)                                                801           650
                                                                            $ 9,172


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                  2002       2001        2002       2001

Revenues:
  Rental income                                  $ 763       $ 785     $ 1,554     $ 1,589
  Other income                                       45          44         91         103
       Total revenues                               808         829      1,645       1,692

Expenses:
  Operating                                         270         277        508         571
  General and administrative                         66          49        146         147
  Depreciation                                      126         125        249         247
  Interest                                          157         129        314         261
  Property tax                                       85          78        167         161
       Total expenses                               704         658      1,384       1,387

Net income                                       $ 104       $ 171      $ 261       $ 305

Net income allocated to general partner (1%)      $ 1         $ 2        $ 3         $ 3
Net income allocated to
  limited partners (99%)                            103         169        258         302

Net income                                       $ 104       $ 171      $ 261       $ 305

Net income per limited partnership unit          $ 2.18     $ 3.57      $ 5.45     $ 6.38

Distributions per limited partnership unit      $ 13.59     $ 11.67    $ 13.59     $ 24.43


            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2001                   47,311         $ (141)     $ 1,186    $ 1,045

Distributions to partners                  --            (13)        (643)      (656)

Net income for the six months
   ended June 30, 2002                     --              3          258        261

Partners' (deficit) capital at
   June 30, 2002                       47,311         $ (151)      $ 801      $ 650

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 261        $ 305
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     249          247
   Amortization of loan costs                                        15            7
   Change in accounts:
      Receivables and deposits                                     (111)        (169)
      Other assets                                                  108          114
      Accounts payable                                               (5)        (185)
      Tenant security deposit liabilities                             1            6
      Other liabilities                                             197          (89)
      Due to General Partner                                         39           --
        Net cash provided by operating activities                   754          236

Cash flows from investing activities:
  Property improvements and replacements                           (187)        (120)
  Net deposits to restricted escrows                                (11)         (27)
        Net cash used in investing activities                      (198)        (147)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (105)         (69)
  Distributions to partners                                        (656)      (1,234)
        Net cash used in financing activities                      (761)      (1,303)

Net decrease in cash and cash equivalents                          (205)      (1,214)

Cash and cash equivalents at beginning of period                    922        1,738
Cash and cash equivalents at end of period                       $ 717        $ 524

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 273        $ 254


At December 31, 2001, accounts payable and due to General Partner included approximately $142,000 for property improvements and replacements, which are included in property improvements and replacements for the six months ended June
30, 2002.

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $83,000 for both the six month periods ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $71,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in investment properties and general and administrative expenses.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2001 was approximately $34,000 which was accrued at December 31, 2001 and paid in March 2002. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued at March 31, 2001. The 2000 fee was paid in April 2001. An accrual of approximately $45,000 is included in the accompanying consolidated balance sheet as of June 30, 2002 for the allowable fee earned as of that date.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 14 apartment units. As of June 30, 2002, the Partnership estimates the damage to be approximately $780,000. The Partnership received an initial payment of approximately $624,000 subsequent to June 30, 2002. Reconstruction of the damaged units is underway. However, neither the ultimate cost of reconstruction nor the total insurance proceeds to be received is presently determinable. The General Partner does not anticipate a casualty loss.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.
During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Lazy Hollow Apartments                     90%          99%
         Columbia, Maryland
      Homestead Apartments                       93%          92%
         East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Lazy Hollow Apartments to a fire that damaged several apartment units.

Results from Operations

The Partnership's net income for the three and six months ended June 30, 2002 was approximately $104,000 and $261,000 as compared to net income of approximately $171,000 and $305,000 for the three and six months ended June 30, 2001. The decrease in net income for the six months ended June 30, 2002 is due to a decrease in total revenues while total expenses remained relatively constant. The decrease in net income for the three months ended June 30, 2002 is due to an increase in total expenses and a decrease in total revenues.

Total expenses for the six months ended June 30, 2002 remained relatively constant as the increase in interest expense was largely offset by a decrease in operating expense. Interest expense increased due to the refinancing of the mortgage encumbering Homestead Apartments at a higher principal balance during the third quarter of 2001. Operating expense decreased due to a decrease in property and maintenance expenses. Property expense decreased due to a decrease in employee salaries at both of the Partnership's investment properties and gas utility bills at Lazy Hollow Apartments. Maintenance expense decreased due to a decrease in the use of contract interior painting, snow removal services, contract cleaning and trash removal services at Lazy Hollow Apartments.

Total expenses for the three months ended June 30, 2002 increased due to an increase in interest and general and administrative expenses. Interest expense increased due to the refinancing of the mortgage encumbering Homestead Apartments at a higher principal balance during the third quarter of 2001. General and administrative expense increased for the three months ended June 30, 2002 due to an increase in the partnership management fee due to the General Partner which is based on adjusted cash from operations. Included in general and administrative expenses for the three and six months ended June 30, 2002 and 2001, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues for the six months ended June 30, 2002 decreased due to a decrease in rental income and other income. Total revenues for the three months ended June 30, 2002 decreased due to a decrease in rental income. Rental income for the three and six months ended June 30, 2002 decreased due to a decrease in occupancy and an increase in bad debt expense at Lazy Hollow Apartments. Other income for the six months ended June 30, 2002 decreased due to a decrease in interest income due to lower average cash balances available for investment in interest bearing accounts and a decrease in non-refundable pet fees and lease cancellation fees at Lazy Hollow Apartments partially offset by an increase in water and sewer utilities reimbursement at Homestead Apartments.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $717,000 versus approximately $524,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents decreased by approximately $205,000 from the Partnership's year ended December 31, 2001. The decrease in cash and cash equivalents is due to approximately $198,000 of cash used in investing activities and approximately $761,000 of cash used in financing activities partially offset by approximately $754,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $26,000 of capital improvements at Lazy Hollow Apartments consisting of water heater, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $58,000 for the year 2002, which consist of cabinets, major landscaping and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $19,000 of capital improvements at Homestead Apartments consisting primarily of office computers and floor covering replacements. These improvements were funded from operations. The Partnership has budgeted, but is not limited to, capital improvements of approximately $46,000 for the year 2002, which consist primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At June 30, 2002, the mortgage indebtedness of approximately $8,115,000 has maturity dates ranging from July 2019 to November 2021 at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit


Operations             $ 656            $13.59           $  886            $18.41
Sale (1)                  --                --              288              6.02
Disposition
 fee (2)                  --                --               60                --
                       $ 656            $13.59           $1,234            $24.43

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

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,214 limited partnership units in the Partnership representing 42.73% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $152.00 per Unit expired. Pursuant to this offer, AIMCO acquired 907 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.73% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Emended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1987, which is incorporated herein by reference.

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    ANGELES INCOME PROPERTIES, LTD. 6


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.