Form 10QSB
period 2002-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2002-11-14
CIK 812564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 943
   Receivables and deposits                                                     224
   Restricted escrows                                                           175
   Other assets                                                                 424
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                   12,506
                                                                13,904
      Less accumulated depreciation                             (6,008)       7,896
                                                                            $ 9,662
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 32
   Tenant security deposit liabilities                                           70
   Other liabilities                                                            260
   Due to General Partner                                                       139
   Mortgage notes payable                                                     8,062

Partners' (Deficit) Capital
   General partner                                             $ (147)
   Limited partners (47,311 units issued and
      outstanding)                                              1,246         1,099
                                                                            $ 9,662



                See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                    Three Months            Nine Months
                                                Ended September 30,     Ended September 30,
                                                  2002       2001        2002        2001
                                                          (Restated)              (Restated)

Revenues:
  Rental income                                  $ 902       $ 794     $ 2,456     $ 2,383
  Other income                                       67          81        158         184
  Casualty gain                                     226          --        226          --
       Total revenues                             1,195         875      2,840       2,567

Expenses:
  Operating                                         306         278        814         849
  General and administrative                         81          61        227         208
  Depreciation                                      121         119        370         366
  Interest                                          152         136        466         397
  Property tax                                       86          88        253         249
  Loss on early extinguishment of debt               --          31         --          31
       Total expenses                               746         713      2,130       2,100

Net income                                       $ 449       $ 162      $ 710       $ 467

Net income allocated to general partner (1%)      $ 4         $ 2        $ 7         $ 5
Net income allocated to
  limited partners (99%)                            445         160        703         462

Net income                                       $ 449       $ 162      $ 710       $ 467

Net income per limited partnership unit          $ 9.41     $ 3.38     $ 14.86      $ 9.76

Distributions per limited partnership unit        $ --      $ 25.85    $ 13.59     $ 50.28


                See Accompanying Notes to Consolidated Financial Statements

                             ANGELES INCOME PROPERTIES, LTD. 6
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2001                   47,311         $ (141)     $ 1,186    $ 1,045

Distributions to partners                  --            (13)        (643)      (656)

Net income for the nine months
   ended September 30, 2002                --              7          703        710

Partners' (deficit) capital at
   September 30, 2002                  47,311         $ (147)     $ 1,246    $ 1,099

                See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 710        $ 467
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     370          366
   Amortization of loan costs                                        20           11
   Loss on early extinguishment of debt                              --           31
   Casualty gain                                                   (226)          --
   Change in accounts:
      Receivables and deposits                                       13          (32)
      Other assets                                                 (121)        (101)
      Accounts payable                                                3         (177)
      Tenant security deposit liabilities                            15            6
      Other liabilities                                             175          (13)
      Due to General Partner                                        133           97
        Net cash provided by operating activities                 1,092          655

Cash flows from investing activities:
  Property improvements and replacements                           (864)        (293)
  Insurance proceeds received                                       624           --
  Net deposits to restricted escrows                                (17)         (60)
        Net cash used in investing activities                      (257)        (353)

Cash flows from financing activities:
  Distributions to partners                                        (656)      (2,469)
  Payments on mortgage notes payable                               (158)        (101)
  Repayment of mortgage note payable                                 --       (3,033)
  Loan costs paid                                                    --         (161)
  Proceeds from mortgage note payable                                --        4,511
        Net cash used in financing activities                      (814)      (1,253)

Net increase (decrease) in cash and cash equivalents                 21         (951)

Cash and cash equivalents at beginning of period                    922        1,738
Cash and cash equivalents at end of period                       $ 943        $ 787

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 418        $ 405


At December 31, 2001, accounts payable and due to General Partner included approximately $142,000 for property improvements and replacements, which are included in property improvements and replacements for the nine months ended
September 30, 2002.


                See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Homestead Apartments in 2001 (see "Note D") in operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $126,000 and $124,000 for the nine month periods ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $183,000 and $201,000 for the nine months ended September 30, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 and $96,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on additions to investment properties. These reimbursements of accountable administrative expenses are included in general and administrative expenses and investment property. As of September 30, 2002, the Partnership owed approximately $79,000 of construction management service fees to an affiliate of the General Partner.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2001 was approximately $34,000 which was accrued at December 31, 2001 and paid in March 2002. The total allowed for 2000 was approximately $125,000 of which approximately $99,000 was accrued at December 31, 2000 and an additional $26,000 was accrued at March 31, 2001. The 2000 fee was paid in April 2001. An accrual of approximately $60,000 is included in the accompanying consolidated balance sheet as of September 30, 2002 for the allowable fee earned as of that date.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the nine months ended September 30, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $27,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 12 apartment units. The property incurred damages of approximately $828,000 and estimated lost rents of approximately $83,000. Insurance proceeds of approximately $624,000 were received during the nine months ended September 30, 2002. The Partnership recognized $83,000 in lost rents insurance proceeds in rental income during the three and nine month periods ended September 30, 2002. The Partnership recognized a casualty gain of approximately $226,000 during the three and nine months ended September 30, 2002, which represents the excess of the proceeds received as of September 30, 2002 over the write-off of the undepreciated damaged assets. Additional insurance proceeds of approximately $199,000 were received in October of 2002, which will be recorded as an additional casualty gain during the fourth quarter of 2002.

Note D - Refinancing of Mortgage Note Payable

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000 during the nine months ended September 30, 2001. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $31,000 during the three and nine months ended September 30, 2001, which is included in operations.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Lazy Hollow Apartments                     97%          99%
         Columbia, Maryland
      Homestead Apartments                       91%          91%
         East Lansing, Michigan

Results from Operations

The Partnership's net income for the three and nine months ended September 30, 2002 was approximately $449,000 and $710,000 as compared to net income of approximately $162,000 and $467,000 for the three and nine months ended September 30, 2001. The increase in net income for the three months and nine months ended September 30, 2002 is due to an increase in total revenues.

Total expenses for the nine months ended September 30, 2002 increased due to an increase in interest and general and administrative expenses partially offset by a decrease in operating expense. Interest expense increased due to the refinancing of the mortgage encumbering Homestead Apartments at a higher principal balance during the third quarter of 2001. Operating expense decreased due to a decrease in property and maintenance expenses. Property expense decreased due to a decrease in employee salaries, gas utility bills and sewer charges at Lazy Hollow Apartments. Maintenance expense decreased due to a decrease in the use of contract interior painting, floor covering repairs, and trash removal services at Homestead Apartments.

Total expenses for the three months ended September 30, 2002 increased due to an increase in interest and general and administrative expenses offset by a decrease in loss on early extinguishment of debt (see below). Interest expense increased due to the refinancing of the mortgage encumbering Homestead Apartments at a higher principal balance during the third quarter of 2001. General and administrative expense increased for the three and nine months ended September 30, 2002 due to an increase in the Partnership management fee due to the General Partner, which is based on adjusted cash from operations. Included in general and administrative expenses for the three and nine months ended September 30, 2002 and 2001, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000 during the nine months ended September 30, 2001. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $31,000 during the three and nine months ended September 30, 2001, which is included in operations.

Total revenues for the three and nine months ended September 30, 2002 increased due to an increase in rental income and casualty gain (see below) partially offset by a decrease in other income. Rental income for the three and nine months ended September 30, 2002 increased due to an increase in the average rental rate for both properties. Other income for the nine months ended September 30, 2002 decreased due to a decrease in interest income as a result of lower average balances maintained in interest bearing accounts and a decrease in non refundable pet fees and lease cancellations fees at Lazy Hollow Apartments partially offset by an increase in utility reimbursements and non refundable administrative fees at Homestead Apartments.

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 12 apartment units. The property incurred damages of approximately $828,000 and estimated lost rents of approximately $83,000. Insurance proceeds of approximately $624,000 were received during the nine months ended September 30, 2002. The Partnership recognized $83,000 in lost rents in rental income during the three and nine month periods ended September 30, 2002. The Partnership recognized a casualty gain of approximately $226,000 during the three and nine months ended September 30, 2002, which represents the excess of the proceeds received as of September 30, 2002 over the write-off of the undepreciated damaged assets. Additional insurance proceeds of approximately $199,000 were received in October of 2002, which will be recorded as an additional casualty gain during the fourth quarter of 2002.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $943,000 versus approximately $787,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased by approximately $21,000 from the Partnership's fiscal year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately
$1,092,000 of cash provided by operating activities partially offset by approximately $257,000 of cash used in investing activities and approximately $814,000 used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Lazy Hollow Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $681,000 of capital improvements at Lazy Hollow Apartments consisting of major construction and water heater, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds and replacement reserves. The Partnership has budgeted, but is not limited to, capital improvements of approximately $144,000 for the year 2002, which consists of cabinets, major landscaping and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $41,000 of capital improvements at Homestead Apartments consisting primarily of parking area paving, floor covering replacements, and office computers. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, capital improvements of approximately $51,000 for the year 2002, which consists primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At September 30, 2002, the mortgage indebtedness of approximately $8,062,000 has maturity dates ranging from July 2019 to November 2021 at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $ 656            $13.59           $  886            $18.41
Sale (1)                  --                --              288              6.02
Refinancing (2)           --                --            1,235             25.85
Disposition
  fee (3)                 --                --               60                --
                       $ 656            $13.59           $2,469            $50.28

(1) From the sale proceeds of Casa Granada Apartments sold in 2000 and distributed during the first quarter of 2001.

(2) From the refinancing of Homestead Apartments during the third quarter of 2001.

(3) The Partnership paid a distribution of approximately $60,000 to the General Partner relating to the disposition fee for the sale of Casa Granada Apartments. This fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,214 limited partnership units in the Partnership representing 42.73% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.73% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99    Certification  of  Chief  Executive   Officer  and Chief
                        Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    ANGELES INCOME PROPERTIES, LTD. 6


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. 6;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation II, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. 6;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ___________________
                              Name: Patrick J. Foye
                             Date:  November 13, 2002


                                   ___________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.