Form 10KSB
period 2002-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2003-03-31
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,906,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 2002, the Partnership owned and operated two residential properties (see "Item 2. Description of Properties").

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2002 and 2001.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                           Date of
Property                   Purchase       Type of Ownership             Use

Lazy Hollow Apartments     07/01/89  Fee ownership, subject to       Apartment
  Columbia, MD                       a first mortgage                178 units

Homestead Apartments       11/10/88  Fee ownership subject to        Apartment
  East Lansing, MI                   a first mortgage                168 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying    Accumulated  Depreciable             Federal
Property                     Value    Depreciation     Life     Method     Tax Basis
                               (in thousands)                           (in thousands)
Lazy Hollow Apartments      $ 8,260      $ 3,548     5-40 yrs     S/L       $  7,741
Homestead Apartments          5,977        2,587     5-40 yrs     S/L          4,685
                            $14,237      $ 6,135                            $ 12,426

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            2002          Rate    Amortized     Date     Maturity (1)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 3,620        7.50%     30 yrs     07/19         $ --
Homestead Apartments
  1st trust deed                     4,385        7.02%     20 yrs     11/21             --
                                   $ 8,005                                           $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and was held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000 for the year ended December 31, 2001. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $31,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                          Average Annual                 Average
                                           Rental Rates                 Occupancy
                                            (per unit)
 Property                              2002            2001          2002       2001

 Lazy Hollow Apartments              $11,802         $11,158         93%        97%
 Homestead Apartments                  8,709           8,537         91%        91%

The General Partner attributes the decrease in occupancy at Lazy Hollow Apartments to a fire that damaged 12 apartment units. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates and the competitive market of the apartment industry in the Columbia area.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                              2002            2002
                                            Billing           Rate
                                         (in thousands)
Property
Lazy Hollow Apartments (1)                    $143            1.16%
Homestead Apartments                           201            7.26%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2002, the Partnership completed approximately $1,001,000 of capital improvements at Lazy Hollow Apartments consisting of major construction and water heater, cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $53,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2002, the Partnership completed approximately $54,000 of capital improvements at Homestead Apartments consisting primarily of parking area paving, floor covering replacements and office computers. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $50,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2002, had 47,311 Limited Partnership Units outstanding held by 2,498 Limited Partners of record. Affiliates of the General Partner owned 20,258 units or 42.82% at December 31, 2002.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001:

                                                Distributions
                                                          Per Limited
                                       Aggregate        Partnership Unit
                                    (in thousands)

     01/01/01 - 12/31/01 (1)              $2,469             $ 50.28
     01/01/02 - 12/31/02 (2)                 656               13.59

(1) During the year ended December, 2001, the Partnership distributed approximately $886,000 (approximately $871,000 to limited partners or $18.41 per limited partnership unit) from operations, approximately $288,000 (approximately $285,000 to limited partners or $6.02 per limited partnership unit) from the sale proceeds of Casa Granada Apartments and approximately $1,235,000 (approximately $1,223,000 or $25.85 per limited partnership unit) from the refinancing proceeds of Homestead Apartments. Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 to the General Partner related to the sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

(2)   Consists of cash from operations.

Future  distributions  will  depend  on the  levels of net cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units in the Partnership representing 42.82% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the years ended December 31, 2002 and 2001 of approximately $1,120,000 and $641,000, respectively. The increase in net income for the year ended December 31, 2002 is due primarily to an increase in total revenues slightly offset by an increase in total expenses.

Total revenues for the year ended December 31, 2002 increased due to an increase in rental income and a casualty gain at Lazy Hollow Apartments partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate for both properties partially offset by a decrease in average occupancy at Lazy Hollow Apartments and an increase in bad debt expense at both properties. The slight decrease in other income is primarily due to a decrease in interest income, as a result of lower average cash balances being held in interest bearing accounts, being largely offset by an increase in utility reimbursements.

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 12 apartment units. The property incurred damages of approximately $828,000 and estimated lost rents of approximately $83,000. Insurance proceeds of approximately $823,000 were received during the twelve months ended December 31, 2002 for building costs. The Partnership recognized $83,000 in lost rents insurance proceeds in rental income during the twelve months ended December 31, 2002. The Partnership recognized a casualty gain of approximately $425,000 during the year ended December 31, 2002, which represents the excess of the proceeds received as of December 31, 2002 over the write-off of the undepreciated damaged assets.

Total expenses for the year ended December 31, 2002 increased due to an increase in interest and general and administrative expenses partially offset by a decrease in operating expense. Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements 4, 44, and 64", which established that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001, to reflect a loss on early extinguishment of debt of approximately $31,000 as interest expense. The loss on early extinguishment of debt was due to the refinancing of the mortgage encumbering Homestead Apartments in September 2001 and the related write off of unamortized loan costs. The increase in interest expense for the year ended December 31, 2002, is due to the refinancing in 2001 of the mortgage encumbering Homestead Apartments at a higher principal balance, partially offset by the loss on early extinguishment of debt in 2001.

General and administrative expenses increased for the year ended December 31, 2002 due to an increase in the partnership management fee due to the General Partner, which is based on adjusted cash flow from operations. This increase was partially offset by a decrease in reimbursements of accountable administrative expenses. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expense decreased due to a decrease in property and maintenance expenses partially offset by an increase in administrative expense. Property expense decreased due to a decrease in employee salaries and utilities at Lazy Hollow Apartments. Maintenance expense decreased due to a decrease in contract repairs, floor covering replacements, and other maintenance materials at Homestead Apartments. Maintenance expense also decreased as a result of a change in accounting estimate during 2002 that resulted in the capitalization of certain direct and indirect project costs, primarily payroll related costs (See "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies"). Administrative expense increased due to an increase in business license fees and telephone services at Lazy Hollow Apartments.

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

Capital Resources and Liquidity

At December 31, 2002, the Partnership held cash and cash equivalents of approximately $1,166,000 compared to approximately $922,000 at December 31, 2001. For the year ended December 31, 2002, cash and cash equivalents increased by approximately $244,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $1,381,000 of cash provided by operating activities partially offset by approximately $871,000 of cash used in financing activities and approximately $266,000 of cash used in investing activities. Cash used in financing activities consisted primarily of payments of principal on the mortgages encumbering the Registrant's properties and distributions to partners. Cash used in investing activities consisted primarily of property improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in interest bearing accounts.

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures on November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and was held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000 for the year ended December 31, 2001. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $31,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $103,000. Additional improvements may be considered during 2003 and will depend on the physical condition of each property as well as replacement reserves and anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,005,000 has maturity dates ranging from July 2019 to November 2021 at which time the mortgages are scheduled to be fully amortized. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
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

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units in the Partnership representing 42.82% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003


                        ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                              $ 1,166
   Receivables and deposits                                                   187
   Restricted escrows                                                         130
   Other assets                                                               324
   Investment properties (Notes B and G):
      Land                                                  $ 1,398
      Buildings and related personal property                12,839
                                                             14,237
      Less accumulated depreciation                          (6,135)        8,102
                                                                          $ 9,909
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $    18
   Tenant security deposit liabilities                                         72
   Other liabilities                                                          175
   Due to General Partner and affiliates                                      130
   Mortgage notes payable (Note B)                                          8,005

Partners' (Deficit) Capital
   General partner                                          $  (143)
   Limited partners (47,311 units issued
      and outstanding)                                        1,652         1,509
                                                                          $ 9,909


                See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                              Years Ended December 31,
                                                                 2002         2001
     Revenues:                                                           (Restated)
        Rental income                                        $  3,258    $  3,191
        Other income                                              223         234
        Casualty gain (Note C)                                    425          --
           Total revenues                                       3,906       3,425

     Expenses:
        Operating                                               1,093       1,142
        General and administrative                                254         239
        Depreciation                                              497         488
        Interest                                                  597         583
        Property taxes                                            345         332
           Total expenses                                       2,786       2,784

     Net income (Note F)                                     $  1,120    $    641

     Net income allocated to general partner (1%)            $     11    $      6
     Net income allocated to limited partners (99%)             1,109         635
                                                             $  1,120    $    641

     Net income per limited partnership unit                 $  23.44    $  13.42

     Distributions per limited partnership unit              $  13.59    $  50.28


                See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $ 1       $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2000                      47,311       $ (57)     $ 2,930    $ 2,873

Distributions to partners                     --          (90)     (2,379)    (2,469)

Net income for the year
   ended December 31, 2001                    --            6         635        641

Partners' (deficit) capital at
   December 31, 2001                      47,311         (141)      1,186      1,045

Distributions to partners                     --          (13)       (643)      (656)

Net income for the year
   ended December 31, 2002                    --           11       1,109      1,120

Partners' (deficit) capital at
   December 31, 2002                      47,311       $ (143)    $ 1,652    $ 1,509


                See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                   $  1,120     $    641
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     497          488
   Amortization of loan costs                                         8           14
   Casualty gain                                                   (425)          --
   Loss on early extinguishment of debt                              --           31
   Change in accounts:
      Receivables and deposits                                       50          (53)
      Other assets                                                   (9)          (2)
      Accounts payable                                              (11)        (201)
      Tenant security deposit liabilities                            17           --
      Due to General Partner and affiliates                          44            6
      Other liabilities                                              90         (162)

          Net cash provided by operating activities               1,381          762

Cash flows from investing activities:
  Property improvements and replacements                         (1,117)        (219)
  Net withdrawals from (deposits to) restricted escrows              28          (63)
  Insurance proceeds received                                       823           --

          Net cash used in investing activities                    (266)        (282)

Cash flows from financing activities:
  Proceeds from mortgage note payable                                --        4,511
  Repayment of mortgage note payable                                 --       (3,033)
  Loan costs paid                                                    --         (161)
  Distributions to partners                                        (656)      (2,469)
  Payments on mortgage notes payable                               (215)        (144)

          Net cash used in financing activities                    (871)      (1,296)

Net increase (decrease) in cash and cash equivalents                244         (816)
Cash and cash equivalents at beginning of the year                  922        1,738
Cash and cash equivalents at end of the year                   $  1,166     $    922

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    562     $    555

Property improvements and replacements in Due to
  General Partner and affiliates                               $     80     $    113
Property improvements and replacements in accounts
  Payable                                                      $     --     $     29

                See Accompanying Notes to Consolidated Financial Statements

                       ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2002, the Partnership operates two residential properties in Maryland and Michigan.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Lazy Hollow Partners, Ltd. (the "Partnership"). The Partnership may remove the General Partner of this partnership; therefore, the partnership is controlled and consolidated by the Partnership. All significant interentity balances have been eliminated.

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

Upon the sale or other disposition, or refinancing of any asset of the Partnership, the Distributable Net Proceeds shall be distributed as follows: (i) First, to the General Partner, on account of the current and accrued Management Fee payable, deferred as contemplated therein (ii) Second, to the Partners in proportion to their interests until the Limited Partners have received proceeds equal to their unrecovered Capital Contributions (iii) Third, to the Partners until the Limited Partners have received distributions equal to their 6% (not compounded) Cumulative Distribution; (iv) Fourth, to the General Partner until it has received an amount equal to 3% of the aggregate Disposition Prices of all properties or investments sold (Initial Incentive Interest); (v) Fifth, to the Partners until the Limited Partners have received distributions equal to their 8% (not compounded) Cumulative Distribution, with certain limited partners receiving additional priority distributions ranging from 1.5% to 4.5% per annum (not compounded); and (vi) Sixth, thereafter, 86% to the Limited Partners in proportion to their interests and 14% (Final Incentive Interest) to the General Partner.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, at the Partnership's incremental borrowing rate was approximately $8,678,000 at December 31, 2002.

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,145,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the general partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $31,000 in 2002 compared to 2001.

Restricted Escrows: As a result of the refinancing in prior years of Lazy Hollow Apartments, a general reserve account was established to cover necessary repairs and replacements of existing improvements. The balance for Lazy Hollow Apartments at December 31, 2002, is approximately $36,000 with required monthly deposits of $2,000. In addition, Lazy Hollow Apartments has deposited approximately $94,000 in an additional reserve account.

Loan Costs: Loan costs of approximately $161,000, less accumulated amortization of approximately $13,000 at December 31, 2002, are included in other assets and are being amortized by the straight line method over the life of the loan. Amortization expense for the year ended December 31, 2002, is approximately $8,000 and is included in interest expense on the accompanying consolidated statement of operations. Amortization expense is estimated to be approximately $8,000 for each of the years 2003 through 2007.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $40,000 and $39,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense for the residential properties as incurred.

Leases: The Partnership generally leases residential units for twelve-month terms or less. The Partnership recognizes income as earned on leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $31,000 at Homestead Apartments as interest expense due to the refinancing in September 2001 and the related write off of unamortized loan costs.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                            Principal      Monthly                            Principal
                           Balance At      Payment     Stated                  Balance
                            December      Including   Interest    Maturity      Due At
        Property              2002         Interest     Rate        Date       Maturity
                                (in thousands)                              (in thousands)
Lazy Hollow Apartments
  1st trust deed             $ 3,620         $32        7.50%      07/19         $ --
Homestead Apartments
  1st trust deed               4,385          35        7.02%      11/21            --
                             $ 8,005         $67                                 $ --

On September 7, 2001, the Partnership refinanced the mortgage encumbering Homestead Apartments. The refinancing of Homestead Apartments replaced mortgage indebtedness of approximately $3,033,000 with a new mortgage of $4,511,000. The mortgage was refinanced at a rate of 7.02% compared to the prior rate of 7.33%. Payments of approximately $35,000 are due on the first day of each month until the note matures in November 2021 at which time the mortgage will be fully amortized. At the closing, a repair escrow of approximately $50,000 was established and was held by the lender. Capitalized loan costs incurred on the refinancing were approximately $161,000 for the year ended December 31, 2001. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $31,000.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the investment properties. Prepayment penalties are imposed if the mortgage notes are repaid prior to maturity. Further, the investment properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                   2003          $  232
                                   2004             249
                                   2005             268
                                   2006             288
                                   2007             309
                                Thereafter        6,659
                                                $ 8,005

Note C - Casualty Event

On November 12, 2001, a fire occurred at Lazy Hollow Apartments that damaged 12 apartment units. The property incurred damages of approximately $828,000 and estimated lost rents of approximately $83,000. Insurance proceeds of approximately $823,000 were received during the twelve months ended December 31, 2002 for building costs. The Partnership recognized $83,000 in lost rents insurance proceeds in rental income during the twelve months ended December 31, 2002. The Partnership recognized a casualty gain of approximately $425,000 during the twelve months ended December 31, 2002, which represents the excess of the proceeds received as of December 31, 2002 over the write-off of the undepreciated damaged assets.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the year ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $178,000 and $195,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $177,000 and $221,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. At December 31, 2002, a refund of amounts charged for 2002 accountable administrative expenses from an affiliate of the General Partner of approximately $40,000 is included in Due to General Partner and affiliates on the accompanying consolidated balance sheet as a reduction of amounts owed to the General Partner. For the years ended December 31, 2002 and 2001, the first three quarters were based on estimated amounts and in the fourth quarter of 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on additions to investment properties. Construction service fees of approximately $80,000 are included in Due to General Partner and affiliates on the consolidated balance sheet as of December 31, 2002.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. Pursuant to this provision, during the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations. As of December 31, 2002, the Partnership has expensed approximately $90,000 for the 2002 fee. This amount is included in Due to General Partner and affiliates on the consolidated balance sheet. As of December 31, 2001, the Partnership had expensed approximately $34,000 for the 2001 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2001 partnership management fee was paid with distributable net proceeds from the refinancing of Homestead Apartments in 2001. The 2002 partnership management fee will remain accrued until such time as the partnership receives additional distributable proceeds.


The Partnership paid an affiliate of the General Partner approximately $45,000 for loan costs associated with the refinancing of Homestead Apartments (see "Note B") during the year ended December 31, 2001. These amounts are included in other assets and are being amortized over the life of the respective mortgage.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $40,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units in the Partnership representing 42.82% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2002, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $40,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2002 were approximately $96,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2002 of approximately $102,000.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             2002          2001

Net income as reported                     $ 1,120       $   641
Add (deduct):
  Depreciation differences                    (145)         (180)
  Other                                       (399)         (249)
Federal taxable income                     $   576       $   212

Federal taxable income per
  limited partnership unit                 $ 12.05       $  4.44

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

   Net assets as reported              $ 1,509
   Land and buildings                    5,533
   Accumulated depreciation             (1,209)
   Syndication                           6,802
   Other                                   161
   Net assets - tax basis              $12,796

Note G - Investment Properties and Accumulated Depreciation



                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)

                                                          Buildings          Cost
                                                         and Related       Removed
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 3,620        $ 998       $ 8,988         $(1,726)
Homestead Apartments              4,385           557        5,988            (568)

                                $ 8,005       $ 1,555      $14,976         $(2,294)

                          Gross Amount At Which Carried
                               At December 31, 2002
                                  (in thousands)

                                   Buildings
                                  And Related
                                    Personal              Accumulated    Date    Depreciable
       Description         Land     Property     Total   Depreciation  Acquired   Life-Years
                                                        (in thousands)
Lazy Hollow Apartments    $  841    $ 7,419     $ 8,260     $ 3,548    07/01/89      5-40
Homestead Apartments         557      5,420       5,977       2,587    11/10/88      5-40

                          $1,398    $12,839     $14,237     $ 6,135

Reconciliation of "investment properties and accumulated depreciation":

                                                 Years Ended December 31,
                                                  2002             2001
                                                      (in thousands)
Investment Properties
Balance at beginning of year                    $13,761           $13,400
    Property improvements                         1,055               361
    Disposal of investment properties              (579)               --
Balance at end of year                          $14,237           $13,761

Accumulated Depreciation
Balance at beginning of year                    $ 5,819           $ 5,331
    Additions charged to expense                    497               488
    Disposal of investment properties              (181)               --
Balance at end of year                          $ 6,135           $ 5,819

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $19,770,000 and $19,508,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $7,344,000 and $6,702,000, respectively.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the director and executive officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                    Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $35,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

Neither the director nor officers received any remuneration from the General Partner during the year ended December 31, 2002.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         14,796            31.27%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
Insignia Properties, LP                       1,956             4.14%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and Insignia Properties, LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the year ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's residential properties for providing property management services. The Registrant paid to such affiliates approximately $178,000 and $195,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $177,000 and $221,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. At December 31, 2002, a refund of amounts charged for 2002 accountable administrative expenses from an affiliate of the General Partner of approximately $40,000 is included in Due to General Partner and affiliates on the accompanying consolidated balance sheet as a reduction of amounts owed to the General Partner. For the years ended December 31, 2002 and 2001, the first three quarters were based on estimated amounts and in the fourth quarter of 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on additions to investment properties. Construction service fees of approximately $80,000 are included in Due to General Partner and affiliates on the consolidated balance sheet as of December 31, 2002.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sale of Wakonda Shopping Center and Town and Country Shopping Center. Pursuant to this provision, during the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. As of December 31, 2002, the Partnership has expensed approximately $90,000 for the 2002 fee. This amount is included in Due to General Partner and affiliates on the consolidated balance sheet. As of December 31, 2001, the Partnership had expensed approximately $34,000 for the 2001 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2001 partnership management fee was paid with distributable net proceeds from the refinancing of Homestead Apartments in 2001. The 2002 partnership management fee will remain accrued until such time as the partrnership receives additional distributable proceeds.

The Partnership paid an affiliate of the General Partner approximately $45,000 for loan costs associated with the refinancing of Homestead Apartments (see "Note B") during the year ended December 31, 2001. These amounts are included in other assets and are being amortized over the life of the respective mortgage.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $40,000 and $26,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units in the Partnership representing 42.82% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

(b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.


Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                   Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:  March 28, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date:  March 28, 2003
Thomas C. Novosel       and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties, Ltd. 6;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Income Properties, Ltd. 6;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

3.2 Second Amended and Restated Bylaws of IPT, dated October 2, 1998 incorporated by reference to Registrant's Current Report on Form 8-K, dated October 1, 1998.

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

10.34 Multifamily Note between GMAC Commercial Mortgage Corporation and Angeles Income Properties, Ltd. 6 for the refinance of Homestead Apartments (filed as Exhibit 10.34 on Form 8-K September 6, 2001).


99 Certification of Chief Executive Officer and Chief Financial Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.