Form 10KSB/A
period 2002-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2003-05-20
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                Explanatory Note

This document amends the Form 10-KSB for the annual period ended December 31, 2002 to reflect the correction of an error in the Partnership's recording of property taxes. As a result of an inadvertent misapplication of Michigan tax law regarding the accrual of property taxes, the Partnership understated property tax expense in prior years . This error has been corrected in the restated consolidated balance sheet and consolidated statement of partners' (deficit) capital.

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

As discussed in Note I to the consolidated financial statements, the accompanying consolidated balance sheet and consolidated statement of changes in partners' (deficit) capital have been restated to reflect a correction of an error in recording property taxes.


                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina February 14, 2003, except for Note I, as to which the date is May 13, 2003

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED BALANCE SHEET (RESTATED)
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                              $ 1,166
   Receivables and deposits                                                   187
   Restricted escrows                                                         130
   Other assets                                                               250
   Investment properties (Notes B and G):
      Land                                                  $ 1,398
      Buildings and related personal property                12,839
                                                             14,237
      Less accumulated depreciation                          (6,135)        8,102
                                                                          $ 9,835
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $    18
   Tenant security deposit liabilities                                         72
   Other liabilities                                                          212
   Due to General Partner and affiliates                                      130
   Mortgage notes payable (Note B)                                          8,005

Partners' (Deficit) Capital
   General partner                                          $  (144)
   Limited partners (47,311 units issued
      and outstanding)                                        1,542         1,398
                                                                          $ 9,835


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

          See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL (RESTATED)
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $ 1       $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2000, as
   originally reported                    47,311       $ (57)     $ 2,930    $ 2,873

Correction of an error in recording
   property tax expense (Note I)              --           (1)      (110)      (111)

Partners' (deficit) capital at
   December 31, 2000, as restated         47,311          (58)      2,820      2,762

Distributions to partners                     --          (90)     (2,379)    (2,469)

Net income for the year
   ended December 31, 2001                    --            6         635        641

Partners' (deficit) capital at
   December 31, 2001                      47,311         (142)      1,076        934

Distributions to partners                     --          (13)       (643)      (656)

Net income for the year
   ended December 31, 2002                    --           11       1,109      1,120

Partners' (deficit) capital at
   December 31, 2002                      47,311       $ (144)    $ 1,542    $ 1,398

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

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             2002          2001

Net income as reported                     $ 1,120       $   641
Add (deduct):
  Depreciation differences                    (145)         (180)
  Other                                       (399)         (249)
Federal taxable income                     $   576       $   212

Federal taxable income per
  limited partnership unit                 $ 12.05       $  4.44

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

   Net assets as reported              $ 1,398
   Land and buildings                    5,533
   Accumulated depreciation             (1,209)
   Syndication                           6,802
   Other                                   272
   Net assets - tax basis              $12,796

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

Note I - Correction of an Error

The Partnership's partners' capital balance as of January 1, 2001 has been restated for an understatement of Michigan property tax expense in prior years due to an inadvertent misapplication of Michigan tax law on the accrual of property taxes. The correction of the error has resulted in a decrease in partners' capital of approximately $111,000.

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

                                    Date: May 19, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye      Executive Vice President      Date:  May 19, 2003
Patrick J. Foye         and Director


/s/Thomas C. Novosel    Senior Vice President         Date:  May 19, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Angeles Income Properties, Ltd. 6;


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


Date: May 19, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB/A of Angeles Income Properties, Ltd. 6;


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


Date: May 19, 2003

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

99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB/A of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 19, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 19, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.