Form 10QSB
period 2003-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2003-05-20
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the transition period from _________to _________

                         Commission file number 0-16210


                        ANGELES INCOME PROPERTIES, LTD. 6
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                $ 7,473
   Receivables and deposits                                                     393
   Other assets                                                                 404
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,871
                                                               14,269
      Less accumulated depreciation                            (6,265)        8,004
                                                                            $16,274
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 41
   Tenant security deposit liabilities                                           84
   Due to General Partner and affiliates                                        185
   Other liabilities                                                            157
   Mortgage notes payable                                                    14,357

Partners' (Deficit) Capital
   General partner                                             $ (143)
   Limited partners (47,311 units issued and
      outstanding)                                              1,593         1,450
                                                                            $16,274


            See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                               Three Months Ended
                                                                       March 31,
                                                               2003          2002
Revenues:
  Rental income                                               $   798       $   791
  Other income                                                     57            46
      Total revenues                                              855           837

Expenses:
  Operating                                                       375           238
  General and administrative                                       57            80
  Depreciation                                                    130           123
  Interest                                                        151           157
  Property tax                                                     90            82
      Total expenses                                              803           680

Net income                                                    $    52       $   157

Net income allocated to general partner   (1%)                $     1       $     2
Net income allocated to limited partners (99%)                     51           155

                                                              $    52       $   157

Net income per limited partnership unit                       $  1.08       $  3.28

            See Accompanying Notes to Consolidated Financial Statements


                         ANGELES INCOME PROPERTIES, LTD. 6
         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' (deficit) capital at
   December 31, 2002                   47,311         $ (144)     $ 1,542    $ 1,398

Net income for the three months
   ended March 31, 2003                    --               1         51          52

Partners' (deficit) capital at
   March 31, 2003                      47,311         $ (143)     $ 1,593    $ 1,450

            See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                 2003         2002

Cash flows from operating activities:
  Net income                                                  $    52      $   157
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   130          123
   Amortization of loan costs                                       3            9
   Change in accounts:
      Receivables and deposits                                   (206)         (46)
      Other assets                                                 82           31
      Accounts payable                                             23           11
      Tenant security deposit liabilities                          12            1
      Due to General Partner and affiliates                        10           19
      Other liabilities                                           (10)         179

        Net cash provided by operating activities                  96          484

Cash flows from investing activities:
  Property improvements and replacements                          (32)        (171)
  Net withdrawals from (deposits to) restricted escrows           130           (5)

        Net cash provided by (used in) investing activities        98         (176)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (56)         (52)
  Proceeds from mortgage note payable                          10,000           --
  Repayment of mortgage note payable                           (3,592)          --
  Loan costs paid                                                (239)          --

        Net cash provided by (used in) financing activities     6,113          (52)

Net increase in cash and cash equivalents                       6,307          256

Cash and cash equivalents at beginning of period                1,166          922
Cash and cash equivalents at end of period                    $ 7,473      $ 1,178

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   169      $   122


            See Accompanying Notes to Consolidated Financial Statements


                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all the Partnership's residential properties for providing property management services. The Partnership paid to such affiliates approximately $42,000 for both the three month periods ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $35,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $1,000 for the three months ended March 31, 2002. There were no construction management service fees recorded for the three months ended March 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment properties. Subsequent to March 31, 2003, the Partnership repaid approximately $80,000 of construction management service fees in due to general partner and affiliates at March 31, 2003.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2002 was approximately $90,000 which was accrued at December 31, 2002 and paid in April 2003 with distributable proceeds from the refinancing of Lazy Hollow Apartments. An additional accrual of approximately $15,000 is included in the accompanying consolidated balance sheet as of March 31, 2003 for the allowable fee earned for the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost was for insurance coverage and fees associated with policy claims administration by AIMCO and its affiliates approximately $33,000 and $40,000, respectively.

Note C - Refinancing of Mortgage Note Payable

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,591,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs incurred with the refinancing were approximately $239,000, which are included in other assets and will be amortized over the life of the mortgage note payable.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

Note E - Subsequent Event

In April 2003, the Partnership distributed  approximately  $6,552,000,  of which
approximately   $5,995,000  was  from  refinancing  proceeds  from  Lazy  Hollow
Apartments and approximately $557,000 of cash from operations, to the partners.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from the those described in the forward-looking statements and will be affected by a variety of risks and factors, including without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values; and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:


                                                Average Occupancy
      Property                                  2003          2002

      Lazy Hollow Apartments                     94%          88%
         Columbia, Maryland
      Homestead Apartments                       86%          95%
         East Lansing, Michigan

The General Partner attributes the increase in occupancy at Lazy Hollow Apartments to the completion of repairs from a fire that damaged several apartment units in 2001. The General Partner attributes the decrease in occupancy at Homestead Apartments to increased competition and economic conditions in the East Lansing market.

Results from Operations

The Partnership realized net income of approximately $52,000 for the three months ended March 31, 2003 compared to net income of approximately $157,000 for the three months ended March 31, 2002. The decrease in net income is primarily due to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased due to an increase in operating and depreciation expenses, partially offset by a decrease in general and administrative and interest expense. Operating expense increased due to increases in property and maintenance expenses. Property expenses increased due to an increase in overall utility costs at both investment properties. Maintenance expense increased due to an increase in the use of contract labor and snow removal services at both of the Partnership's investment properties. Depreciation expense increased due to improvements placed in service during the past twelve months. Interest expense decreased due to a decrease in amortization expense related to loan costs at Homestead Apartments due to a change in the amortization period.

General and administrative expense decreased due to a decrease in professional fees. Included in general and administrative expenses for the three month periods ended March 31, 2003 and 2002, are management reimbursements to the General Partner allowed under the Partnership Agreement and the partnership management fee due to the General Partner which is based on adjusted cash from operations. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased as a result of a slight increase in rental income and other income. Rental income increased due to an increase in occupancy at Lazy Hollow Apartments and an increase in average rental rates at both of the Partnership's investment properties which was partially offset by a decrease in occupancy at Homestead Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $7,473,000 versus approximately $1,178,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents increased by approximately $6,307,000 from the Partnership's year ended December 31, 2002. The increase in cash and cash equivalents is due to approximately $6,113,000 of cash provided by financing activities, approximately $98,000 of cash provided by investing activities and approximately $96,000 of cash provided by operating activities. Cash provided by financing activities consisted of proceeds from the refinance of Lazy Hollow Apartments partially offset by repayment of the previous mortgage encumbering Lazy Hollow Apartments, principal payments on the mortgages encumbering both of the Partnership's properties, and loan costs incurred in connection with the refinancing. Cash provided by investing activities consisted of net withdrawals from restricted escrows maintained by the mortgage lenders partially offset by property improvement and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Lazy Hollow Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $22,000 of capital improvements at Lazy Hollow Apartments consisting of water heater replacements, cabinet replacements, major landscaping, HVAC, and appliance and floor covering replacements. These improvements were funded from operating cash flow and Partnership reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2003. The capital improvements consist primarily of cabinets, major landscaping and appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $10,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The capital improvements consist primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. At March 31, 2003, the mortgage indebtedness of approximately $14,357,000 has maturity dates ranging from November 2021 to April 2023. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no distributions during the three months ended March 31, 2003 and 2002, respectively. Subsequent to March 31, 2003, the Partnership distributed approximately $5,995,000 of refinancing proceeds from Lazy Hollow Apartments, and approximately $557,000 of cash from operations to the partners. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units in the Partnership representing 42.82% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar apartment complexes in the area. Concessions are charged to income as incurred.

Item 3.     CONTROLS AND PROCEDURES

The principal executive officer and the principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               3.1 Amended Certificate and Agreement of the Limited Partnership filed in the Partnership's Prospectus dated June 11, 1987, which is incorporated herein by reference

               99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)      Reports on Form 8-K:

                    None filed during the quarter ended March 31, 2003.

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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