Form 10QSB
period 2003-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2003-11-13
CIK 812564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                  $ 402
   Receivables and deposits                                                      90
   Other assets                                                                 616
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,932
                                                               14,330
      Less accumulated depreciation                            (6,526)        7,804
                                                                            $ 8,912
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 23
   Tenant security deposit liabilities                                           94
   Due to General Partner and affiliates                                         49
   Other liabilities                                                            196
   Accrued property taxes                                                        28
   Mortgage notes payable                                                    14,190

Partners' Deficit
   General partner                                             $ (287)
   Limited partners (47,311 units issued and
      outstanding)                                             (5,381)       (5,668)
                                                                            $ 8,912


            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)





                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30,
                                                    2003        2002      2003       2002


Revenues:
  Rental income                                     $ 841      $ 902     $ 2,483    $ 2,456
  Other income                                          62         67        163        158
  Casualty gain (Note D)                                --        226         --        226
       Total revenues                                  903      1,195      2,646      2,840

Expenses:
  Operating                                            261        306        903        814
  General and administrative                            50         81        170        227
  Depreciation                                         129        121        391        370
  Interest                                             227        152        606        466
  Property tax                                          94         86        273        253
       Total expenses                                  761        746      2,343      2,130

Net income                                          $ 142      $ 449      $ 303      $ 710

Net income allocated to general partner (1%)         $ 1        $ 4        $ 3        $ 7
Net income allocated to limited partners (99%)       141        445        300        703

Net income                                          $ 142      $ 449      $ 303      $ 710

Net income per limited partnership unit            $ 2.98      $ 9.41    $ 6.34     $ 14.86

Distributions per limited partnership unit         $ 15.58      $ --     $152.67    $ 13.59

            See Accompanying Notes to Consolidated Financial Statements

                         ANGELES INCOME PROPERTIES, LTD. 6
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (deficiENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                          Limited
                                        Partnership     General      Limited
                                           Units        Partner     Partners     Total

Original capital contributions            47,384          $ 1        $47,384    $47,385

Partners' (deficiency) capital
   at December 31, 2002                   47,311         $ (144)     $ 1,542    $ 1,398

Distributions for the nine
   months ended September 30, 2003            --           (146)     (7,223)     (7,369)

Net income for the nine months
   ended September 30, 2003                   --               3        300         303

Partners' deficit at
   September 30, 2003                     47,311         $ (287)     $(5,381)   $(5,668)

            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003       2002
Cash flows from operating activities:
  Net income                                                     $ 303        $ 710
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     391          370
   Amortization of loan costs                                        11           20
   Casualty gain                                                     --         (226)
   Change in accounts:
      Receivables and deposits                                       97           13
      Other assets                                                 (103)        (121)
      Accounts payable                                                5            3
      Accrued property taxes                                         28           --
      Tenant security deposit liabilities                            22           15
      Other liabilities                                             (16)         175
      Due to General Partner and affiliates                         (81)         133
        Net cash provided by operating activities                   657        1,092

Cash flows from investing activities:
  Property improvements and replacements                            (93)        (864)
  Insurance proceeds received                                        --          624
  Net withdrawals from (deposits to) restricted escrows             130          (17)
        Net cash provided by (used in) investing activities          37         (257)

Cash flows from financing activities:
  Distributions to partners                                      (7,369)        (656)
  Payments on mortgage notes payable                               (224)        (158)
  Repayment of mortgage note payable                             (3,591)          --
  Proceeds from mortgage note payable                            10,000           --
  Loan costs paid                                                  (274)          --
        Net cash used in financing activities                    (1,458)        (814)

Net (decrease) increase in cash and cash equivalents               (764)          21

Cash and cash equivalents at beginning of period                  1,166          922
Cash and cash equivalents at end of period                       $ 402        $ 943

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 593        $ 418


At December 31, 2001, accounts payable and due to General Partner included approximately $142,000 for property improvements and replacements, which were included in property improvements and replacements for the nine months ended
September 30, 2002.


            See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $129,000 and $126,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $72,000 and $183,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in investment properties and general and administrative expenses. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 for the nine months ended September 30, 2002. There were no construction management service fees for the nine months ended September 30, 2003. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. The total allowed for 2002 was approximately $90,000 which was accrued at December 31, 2002 and paid in April 2003 with distributable proceeds from the refinancing of Lazy Hollow Apartments. During the nine months ended September 30, 2003, the amount accrued for the allowable fee was approximately $49,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Casualty Event

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

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                Average Occupancy
      Property                                  2003          2002

      Lazy Hollow Apartments                     97%          97%
         Columbia, Maryland
      Homestead Apartments                       90%          91%
         East Lansing, Michigan

Results from Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $142,000 and $303,000 compared to net income of approximately $449,000 and $710,000 for the three and nine months ended September 30, 2002, respectively. The decrease in net income for the nine months ended September 30, 2003 was due to an increase in total expenses and a decrease in total revenues. The decrease in net income for the three months ended September 30, 2003 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the nine month period ended September 30, 2003 due to the recognition of a casualty gain during 2002 partially offset by an increase in rental income. Total revenues decreased for the three month period ended September 30, 2003 due to the recognition of a casualty gain during 2002 and a decrease in rental income. Rental income increased for the nine month period ended September 30, 2003 due to an increase in average rental rates and a decrease in bad debt expense at Lazy Hollow Apartments partially offset by a decrease in average rental rates at Homestead Apartments. Rental income decreased for the three month period ended September 30, 2003 due to the receipt of insurance proceeds for lost rents at Lazy Hollow Apartments during 2002. These lost rents related to a fire which occurred at the property in November 2001.

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

Total expenses for the nine months ended September 30, 2003 increased due to increases in interest, operating and depreciation expenses partially offset by a decrease in general and administrative expense. Total expenses for the three months ended September 30, 2003 increased due to an increase in interest and depreciation expenses partially offset by a decrease in operating and general and administrative expenses. Interest expense increased for both the three and nine months ended September 30, 2003 due to the refinancing of the mortgage encumbering Lazy Hollow Apartments, which resulted in a higher outstanding mortgage balance. Operating expenses for the nine month period increased due to an increase in maintenance expense and advertising expense. Maintenance expense increased due to increases in contract labor at both investment properties. Advertising expense increased due to an increase of newspaper advertising at Homestead Apartments. Operating expenses for the three month period decreased due to a decrease in insurance expense partially offset by an increase in maintenance expense. Insurance expense decreased due to a decrease in mortgage insurance premiums as a result of the refinancing of the mortgage encumbering Lazy Hollow Apartments. Maintenance expense increased due to increases in contract labor at both investment properties. Depreciation expense increased for both the three and nine months ended September 30, 2003 due to assets being placed into service during the past twelve months at Lazy Hollow Apartments.

General and administrative expense decreased for both the three and nine month periods ended September 30, 2003 due to decreases in management reimbursements allowed to the General Partner under the Partnership Agreement and the Partnership management fee due to the General Partner, which is based on adjusted cash flow from operations. Also included in general and administrative expense for the nine months ended September 30, 2003 and 2002, respectively, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $402,000 versus approximately $943,000 at September 30, 2002. For the nine months ended September 30, 2003, cash and cash equivalents decreased by approximately $764,000. The decrease in cash and cash equivalents is due to approximately $1,458,000 of cash used in financing activities, partially offset by approximately $657,000 of cash provided by operating activities and approximately $37,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of the previous mortgage encumbering Lazy Hollow Apartments, principal payments on the mortgages encumbering both of the Partnership's properties, loan costs incurred in connection with the refinancing of the mortgage encumbering Lazy Hollow Apartments, and distributions to partners, partially offset by proceeds from the refinancing of the mortgage encumbering Lazy Hollow Apartments. Cash provided by investing activities consisted of the refund of restricted escrows maintained by the previous mortgage lender of Lazy Hollow Apartments partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $55,000 of capital improvements at Lazy Hollow Apartments consisting of parking area improvements, cabinet replacements and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $5,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $38,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $22,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance and floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,591,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $274,000, and are being amortized over the life of the mortgage note payable. At September 30, 2003, the mortgage indebtedness encumbering the Partnership's investment properties of approximately $14,190,000 has maturity dates ranging from November 2021 to April 2023 at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Refinance (1)          $6,077           $127.16          $   --            $    --
Operations              1,219             25.51             656              13.59
Total                  $7,296           $152.67          $  656            $ 13.59

(1) From the refinance of Lazy Hollow Apartments in March 2003.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership to the Partnership, approximately $73,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2003. There were no such distributions during the nine months ended September 30, 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance that the Partnership will generate sufficient funds from operations to permit additional distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,258 limited partnership units (the "Units"). in the Partnership representing 42.82% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 13, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 27,053 Units for a purchase price of $26.71 per Unit. Such offer expires on December 12, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 42.82% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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




Date: November 12, 2003

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

Date: November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.