Form 10KSB
period 2003-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2004-03-26
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $3,524,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 2003, the Partnership owned and operated two residential properties (see "Item 2. Description of Properties").

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2003 and 2002.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                           Date of
Property                   Purchase       Type of Ownership             Use

Lazy Hollow Apartments     07/01/89  Fee ownership subject to        Apartment
  Columbia, MD (1)                   a first mortgage                178 units

Homestead Apartments       11/10/88  Fee ownership subject to        Apartment
  East Lansing, MI                   a first mortgage                168 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                           Carrying    Accumulated  Depreciable             Federal
Property                     Value    Depreciation     Life     Method     Tax Basis
                               (in thousands)                           (in thousands)
Lazy Hollow Apartments      $ 8,331      $ 3,895     5-40 yrs     S/L       $  7,384
Homestead Apartments          6,023        2,760     5-40 yrs     S/L          4,516
                            $14,354      $ 6,655                            $ 11,900

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            2003          Rate    Amortized     Date     Maturity (1)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 9,823        5.94%     20 yrs     04/23         $ --
Homestead Apartments
  1st trust deed                     4,268        7.02%     20 yrs     11/21             --
                                   $14,091                                           $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:


                                          Average Annual                 Average
                                           Rental Rates                 Occupancy
                                            (per unit)
 Property                              2003            2002          2003       2002

 Lazy Hollow Apartments              $12,364         $11,802         97%        93%
 Homestead Apartments                  8,501           8,709         91%        91%

The General Partner attributes the increase in occupancy at Lazy Hollow Apartments to increased marketing efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                              2003            2003
                                            Billing           Rate
                                         (in thousands)
Property
Lazy Hollow Apartments (1)                    $156            1.18%
Homestead Apartments                           203            7.20%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2003, the Partnership completed approximately $71,000 of capital improvements at Lazy Hollow Apartments consisting of water heater, cabinet, appliance and floor covering replacements and parking lot improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $98,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2003, the Partnership completed approximately $46,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $92,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2003, had 47,311 Limited Partnership Units outstanding held by 2,425 Limited Partners of record. Affiliates of the General Partner owned 20,973 units or 44.33% at December 31, 2003.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $1,219           $ 25.51          $  650            $13.59
Refinancing (1)         6,077            127.16              --               --
                       $7,296           $152.67          $  650            $13.59

(1) From the refinancing of Lazy Hollow Apartments during the first quarter of 2003.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $73,000 and $6,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2003 and 2002, respectively.

Future  distributions  will  depend  on the  levels of net cash  generated  from
operations,   the  availability  of  cash  reserves,  and  the  timing  of  debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in the year 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,973 limited partnership units (the "Units") in the Partnership representing 44.33% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the years ended December 31, 2003 and 2002 of approximately $353,000 and $1,120,000, respectively. The decrease in net income for the year ended December 31, 2003 is due to a decrease in total revenues and an increase in total expenses.

Total revenues for the year ended December 31, 2003 decreased due to a decrease in the casualty gain at Lazy Hollow Apartments recognized in 2002 partially offset by an increase in rental income. Rental income increased due to an increase in occupancy and average rental rates at Lazy Hollow Apartments partially offset by an increase in concessions and special promotions at both of the Partnership's properties.

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

Total expenses for the year ended December 31, 2003 increased due to increases in operating, general and administrative, depreciation and interest expenses. Operating expenses increased due to an increase in maintenance expense partially offset by a decrease in administrative expense. Maintenance expense increased due to an increase in contract labor at both investment properties. Administrative expense decreased due to a decrease in business licenses and permits at Lazy Hollow Apartments. Depreciation expense increased due to assets being placed into service during the past twelve months at Lazy Hollow Apartments. Interest expense increased due to the refinancing of the mortgage encumbering Lazy Hollow Apartments, which resulted in a higher outstanding mortgage balance.

General and administrative expense increased for the year ended December 31, 2003 due to an increase in management reimbursements to the General Partner allowed under the Partnership Agreement partially offset by a decrease in the Partnership management fee due to the General Partner, which is based on the adjusted cash from operations. Also included in general and administrative expense for the years ended December 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2003, the Partnership held cash and cash equivalents of approximately $601,000 compared to approximately $1,166,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased by approximately $565,000. The decrease in cash and cash equivalents is due to approximately $1,557,000 of cash used in financing activities and approximately $67,000 of cash used in investing activities partially offset by approximately $1,059,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the previous mortgage encumbering Lazy Hollow Apartments, loan costs incurred in connection with the refinancing of the mortgage encumbering Lazy Hollow Apartments, payments of principal on the mortgages encumbering both of the Partnership's properties and distributions to partners, partially offset by proceeds from the refinancing of the mortgage encumbering Lazy Hollow Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by the refund of restricted escrows maintained by the previous mortgage lender of Lazy Hollow Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $190,000. Additional improvements may be considered during 2004 and will depend on the physical condition of each property as well as anticipated cash flow generated by each property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $14,091,000 has maturity dates ranging from November 2021 to April 2023 at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations             $1,219           $ 25.51          $  650            $13.59
Refinancing (1)         6,077            127.16              --               --
                       $7,296           $152.67          $  650            $13.59

(1) From the refinancing of Lazy Hollow Apartments during the first quarter of 2003.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $73,000 and $6,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2003 and 2002, respectively.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,973 limited partnership units (the "Units") in the Partnership representing 44.33% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar apartment complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                        ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                              $   601
   Receivables and deposits                                                    95
   Other assets                                                               512
   Investment properties (Notes B and G):
      Land                                                  $ 1,398
      Buildings and related personal property                12,956
                                                             14,354
      Less accumulated depreciation                          (6,655)        7,699
                                                                          $ 8,907
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    33
   Tenant security deposit liabilities                                         95
   Other liabilities                                                          140
   Due to General Partner and affiliates                                      127
   Accrued property taxes                                                      39
   Mortgage notes payable (Note B)                                         14,091

Partners' Deficit
   General partner                                          $  (286)
   Limited partners (47,311 units issued
      and outstanding)                                       (5,332)       (5,618)
                                                                          $ 8,907


        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)





                                                            Years Ended December 31,
                                                                  2003      2002
     Revenues:
        Rental income                                        $  3,317    $  3,258
        Other income                                              207         223
        Casualty gain (Note C)                                     --         425
           Total revenues                                       3,524       3,906

     Expenses:
        Operating                                               1,173       1,093
        General and administrative                                287         254
        Depreciation                                              520         497
        Interest                                                  829         597
        Property taxes                                            362         345
           Total expenses                                       3,171       2,786

     Net income (Note F)                                     $    353    $  1,120

     Net income allocated to general partner (1%)            $      4    $     11
     Net income allocated to limited partners (99%)               349       1,109
                                                             $    353    $  1,120

     Net income per limited partnership unit                 $   7.38    $  23.44

     Distributions per limited partnership unit              $ 152.67    $  13.59

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $ 1       $47,384    $47,385

Partners' (deficiency) capital at
   December 31, 2001                      47,311       $ (142)    $ 1,076     $ 934

Distributions to partners                     --          (13)       (643)      (656)

Net income for the year
   ended December 31, 2002                    --           11       1,109      1,120

Partners' (deficiency) capital at
   December 31, 2002                      47,311         (144)      1,542      1,398

Distributions to partners                     --         (146)     (7,223)    (7,369)

Net income for the year
   ended December 31, 2003                    --            4         349        353

Partners' deficit at
   December 31, 2003                      47,311       $ (286)    $(5,332)   $(5,618)

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net income                                                   $    353     $  1,120
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     520          497
   Amortization of loan costs                                        15            8
   Casualty gain                                                     --         (425)
   Change in accounts:
      Receivables and deposits                                       92           50
      Other assets                                                   (3)          (9)
      Accounts payable                                               15          (11)
      Tenant security deposit liabilities                            23           17
      Due to General Partner and affiliates                          77           44
      Accrued property taxes                                         39           --
      Other liabilities                                             (72)          90

          Net cash provided by operating activities               1,059        1,381

Cash flows from investing activities:
  Property improvements and replacements                           (197)      (1,117)
  Insurance proceeds received                                        --          823
  Net withdrawals from restricted escrows                           130           28

          Net cash used in investing activities                     (67)        (266)

Cash flows from financing activities:
  Proceeds from mortgage note payable                            10,000           --
  Repayment of mortgage note payable                             (3,591)          --
  Loan costs paid                                                  (274)          --
  Distributions to partners                                      (7,369)        (656)
  Payments on mortgage notes payable                               (323)        (215)

          Net cash used in financing activities                  (1,557)        (871)

Net (decrease) increase in cash and cash equivalents               (565)         244
Cash and cash equivalents at beginning of the year                1,166          922
Cash and cash equivalents at end of the year                   $    601     $  1,166

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    814     $    562

Property improvements and replacements in Due to
  General Partner and affiliates                               $     --     $     80

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2003, the Partnership operates two residential properties in Maryland and Michigan.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $577,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustment for impairment of value was recorded for the years ended December 31, 2003 and 2002.

Loan Costs: Loan costs of approximately $436,000, less accumulated amortization of approximately $28,000, are included in other assets and are being amortized by the straight line method over the life of the loans. Amortization expense for the year ended December 31, 2003 and 2002 was approximately $15,000 and $8,000, respectively, and is included in interest expense on the accompanying consolidated statement of operations. Amortization expense is estimated to be approximately $22,000 for each of the years 2004 through 2008.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $54,000 and $40,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:


                        Principal      Monthly                            Principal
                       Balance At      Payment     Stated                  Balance
                        December      Including   Interest    Maturity      Due At
      Property            2003         Interest     Rate        Date       Maturity
                            (in thousands)                              (in thousands)
Lazy Hollow
 Apartments
  1st trust deed         $ 9,823         $ 71       5.94%      04/23         $ --
Homestead
 Apartments
  1st trust deed           4,268           35       7.02%      11/21            --
                        $ 14,091         $106                                $ --

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                                   2004          $ 404
                                   2005             431
                                   2006             458
                                   2007             488
                                   2008             519
                                Thereafter       11,791
                                                $14,091

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $174,000 and $178,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $153,000 and $177,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003 and 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 for the year ended December 31, 2002. The construction management service fees are calculated based on a percentage of current year additions to investment properties. There were no construction management service fees during the year ended December 31, 2003. As of December 31, 2003, the Partnership owed approximately $59,000 of accrued accountable administrative expenses to an affiliate of the General Partner. Such amount is included in Due to General Partner and affiliates on the consolidated balance sheet.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations. For the year ended December 31, 2003, the Partnership has expensed approximately $68,000 for the 2003 fee. This amount is included in Due to General Partner and affiliates on the consolidated balance sheet. For the year ended December 31, 2002, the Partnership had expensed approximately $90,000 for the 2002 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2002 partnership management fee was paid with distributable net proceeds from the refinancing of Lazy Hollow Apartments in 2003. The 2003 partnership management fee will remain accrued until such time as the partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,973 limited partnership units (the "Units") in the Partnership representing 44.33% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003 and 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarters of 2003 and 2002, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $57,000 and $40,000, respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 and 2002 were approximately $153,000 and $96,000, respectively, compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 and 2002 of approximately $72,000 and $102,000, respectively.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             2003          2002

Net income as reported                     $   353       $ 1,120
Add (deduct):
  Depreciation differences                    (123)         (145)
  Other                                       (162)         (399)
Federal taxable income                     $    68       $   576

Federal taxable income per
  limited partnership unit                 $  1.41       $ 12.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

   Net liabilities as reported         $(5,618)
   Land and buildings                    5,532
   Accumulated depreciation             (1,331)
   Syndication                           6,802
   Other                                   183
   Net assets - tax basis              $ 5,568

Note G - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)


                                                          Buildings          Cost
                                                         and Related       Removed
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 9,823        $ 998       $ 8,988         $(1,655)
Homestead Apartments              4,268           557        5,988            (522)

                                $14,091       $ 1,555      $14,976         $(2,177)

                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)


                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
       Description         Land     Property     Total   Depreciation  Acquired   Life-Years
                                                        (in thousands)
Lazy Hollow Apartments    $  841    $ 7,490     $ 8,331     $ 3,895    07/01/89      5-40
Homestead Apartments         557      5,466       6,023       2,760    11/10/88      5-40

                          $1,398    $12,956     $14,354     $ 6,655

Reconciliation of "investment properties and accumulated depreciation":

                                                 Years Ended December 31,
                                                  2003             2002
                                                      (in thousands)
Investment Properties
Balance at beginning of year                    $14,237           $13,761
    Property improvements                           117             1,055
    Disposal of investment properties                --              (579)
Balance at end of year                          $14,354           $14,237

Accumulated Depreciation
Balance at beginning of year                    $ 6,135           $ 5,819
    Additions charged to expense                    520               497
    Disposal of investment properties                --              (181)
Balance at end of year                          $ 6,655           $ 6,135

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $19,886,000 and $19,770,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $7,986,000 and $7,344,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2003.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2003.

Entity                                  Number of Units      Percentage

AIMCO Properties, L.P.                       15,511            32.78%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P.                              1,956             4.14%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. (formerly know as Insignia, L.P.) are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $174,000 and $178,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expense.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $153,000 and $177,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. For the years ended December 31, 2003 and 2002, the first three quarters were based on estimated amounts and in the fourth quarter of 2003 and 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note E"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $81,000 for the year ended December 31, 2002. The construction management service fees are calculated based on a percentage of current year additions to investment properties. There were no construction management service fees during the year ended December 31, 2003. As of December 31, 2003, the Partnership owed approximately $59,000 of accrued accountable administrative expenses to an affiliate of the General Partner. Such amount is included in Due to General Partner and affiliates on the consolidated balance sheet.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations. For the year ended December 31, 2003, the Partnership has expensed approximately $68,000 for the 2003 fee. This amount is included in Due to General Partner and affiliates on the consolidated balance sheet. For the year ended December 31, 2002, the Partnership had expensed approximately $90,000 for the 2002 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2002 partnership management fee was paid with distributable net proceeds from the refinancing of Lazy Hollow Apartments in 2003. The 2003 partnership management fee will remain accrued until such time as the partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $33,000 and $40,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 20,973 limited partnership units (the "Units") in the Partnership representing 44.33% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.33% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

(b) Reports on Form 8-K:

            None filed in the fourth quarter of calendar year 2003.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $13,000 and $20,000, respectively.

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


                                    ANGELES INCOME PROPERTIES, LTD. 6


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer

                                    Date: March 26, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 26, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 26, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 26, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

10.35 Multifamily Note dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

10.36 Limited Guaranty dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

10.37 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

10.38 Replacement Reserve Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 26, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice  President  of  Angeles  Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    executive officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION

I, Thomas M. Herzog , certify that:

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

Date: March 26, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog  Senior Vice  President and
                                    Chief  Accounting  Officer of Angeles Realty
                                    Corporation  II,  equivalent  of  the  chief
                                    accounting officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 26, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 26, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 10.35



                                                      FHLMC Loan No. 002702010
                                                        Lazy Hollow Apartments


                                MULTIFAMILY NOTE
                    (MULTISTATE - REVISION DATE 11-01-2000)

US $10,000,000.00                                           As of March 31, 2003


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, the principal sum of Ten Million and 00/100 Dollars (US $10,000,000.00), with interest on the unpaid principal balance at the annual rate of five and ninety-four hundredths percent (5.94%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 2010 Corporate Ridge, Suite 1000, McLean, Virginia 22102, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

      (b) Consecutive monthly installments of principal and interest, each in the amount of Seventy-One Thousand Two Hundred Ninety-Seven and 39/100 Dollars (US $71,297.39), shall be payable on the first day of each month beginning on May 1, 2003, until the entire unpaid principal balance evidenced by this Note is fully paid.

      (c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on April 1, 2023 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

      8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty
(30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

      10. Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying
(A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i) 1.0% of the unpaid principal balance of this Note; or

            (ii) the product obtained by multiplying:

                  (A) the amount of principal being prepaid, by (B) the excess (if any) of the Monthly Note Rate over the Assumed
                        Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.000% U.S. Treasury Security due November 1, 2018, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

      14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

      16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

      20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.


      ATTACHED EXHBIT.  The following Exhibit is attached to this Note:

            -----
            X        Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                    LAZY HOLLOW PARTNERS, a California
                                       general partnership

                                    By:   Angeles Realty Corporation II, a
                                          California corporation, its
                                          managing general partner



                                          By:   /S/Patti F. Fielding
                                               Patti K. Fielding
                                               Executive Vice President


                                    95-4217055
                     Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS 31ST DAY OF MARCH, 2003.

REILLY MORTGAGE GROUP, INC., a
   District of Columbia corporation



By:/s/Julia P. Ensall
   Julia P. Ensall
   Assistant Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following modifications are made to the text of the Note that precedes this Exhibit.

1. Paragraph 9(f) is modified to read as follows:

            "(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; (3) repayment of any advance made by Lender under Section 12 of the Security Instrument for the purpose of procuring insurance required by Section 19 of the Security Instrument; and (4) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability."

2. AIMCO STANDARD.

      A. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

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

      B. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

      C. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

                  The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.

                                                                   Exhibit 10.36

                                                      FHLMC Loan No. 002702010
                                                        Lazy Hollow Apartments


                                LIMITED GUARANTY
                   (MULTISTATE - REVISION DATE 11-01-2000)

      This Limited Guaranty ("Guaranty") is entered into as of March 31, 2003, by the undersigned person(s) (the "Guarantor" whether one or more), for the benefit of REILLY MORTGAGE GROUP, INC., a District of Columbia corporation, and any subsequent holder of the Note (the "Lender").


                                    RECITALS

      A. LAZY HOLLOW PARTNERS, a California general partnership (the "Borrower") has requested that Lender make a loan to Borrower in the amount of $10,000,000.00 (the "Loan"). The Loan will be evidenced by a Multifamily Note from Borrower to Lender dated as of the date of this Guaranty (the "Note"). The Note will be secured by a Multifamily Mortgage, Deed of Trust, or Deed to Secure Debt dated the same date as the Note (the "Security Instrument"), encumbering the real property described in the Security Instrument (the "Property").

      B. As a condition to making the Loan to Borrower, Lender requires that the Guarantor execute this Guaranty.

      C. Guarantor represents to Lender that Guarantor has a direct or indirect ownership in Borrower and/or will otherwise derive a material financial benefit from the making of the Loan.

      NOW, THEREFORE, in order to induce Lender to make the Loan to Borrower, and in consideration thereof, Guarantor agrees as follows:

      1. "Indebtedness" and other capitalized terms used but not defined in this Guaranty shall have the meanings assigned to them in the Security Instrument.

      2. Guarantor hereby absolutely, unconditionally and irrevocably guarantees to Lender the full and prompt payment when due, whether at maturity or earlier, by reason of acceleration or otherwise, and at all times thereafter, and the full and prompt performance when due, of all of the following:

      (a) A portion of the Indebtedness equal to zero percent (0%) of the original principal balance of the Note (the "Base Guaranty").

      (b) In addition to the Base Guaranty, all other amounts for which Borrower is personally liable under Paragraphs 9(c) through 9(f) of the Note.

      (c)   The payment and performance of all of Borrower's  obligations  under
            Section 18 of the Security Instrument.

      (d) The entire Indebtedness, in the event that (i) Borrower becomes subject to any bankruptcy, reorganization, receivership, insolvency or other similar proceeding (other than a proceeding initiated by Lender) pursuant to any federal or state law affecting debtor and creditor rights, or (ii) an order for relief is entered against Borrower in any such proceeding (other than in a proceeding initiated by Lender).

      (e) All costs and expenses, including reasonable fees and out of pocket expenses of attorneys and expert witnesses, incurred by Lender in enforcing its rights under this Guaranty.

      (f) If the Base Guaranty is stated in Paragraph 2(a) to be 100% of the original or unpaid principal balance of the Note, then: (i) the Base Guaranty shall mean and include the full and complete guaranty of payment and performance of the entire Indebtedness and of all Borrower's obligations under the Loan Documents; and
            (ii) for so long as the Base Guaranty remains in effect (there shall be no limit to the duration of the Base Guaranty unless otherwise expressly provided in this Guaranty), the obligations guaranteed pursuant to Paragraphs 2(b), 2(c) and 2(d) shall be part of, and not in addition to or in limitation of, the Base Guaranty. If this Guaranty is titled as a "Limited" Guaranty, such title shall not affect the interpretation or application of this Paragraph 2(f). If the Base Guaranty is stated in Paragraph 2(a) to be other than 100% of the original or unpaid principal balance of the Note, then this Paragraph 2(f) shall be completely inapplicable and shall be treated as if not a part of this Guaranty.

If Guarantor is not liable for the entire Indebtedness, then for purposes of determining Guarantor's liability under this Guaranty, all payments made by Borrower with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which neither Borrower nor Guarantor has personal liability.

      3. The obligations of Guarantor under this Guaranty shall survive any foreclosure proceeding, any foreclosure sale, any delivery of any deed in lieu of foreclosure, and any release of record of the Security Instrument, and, in addition, the obligations of Guarantor relating to Borrower's obligations under
Section 18 of the Security Instrument shall survive any repayment or discharge of the Indebtedness.

      4. Guarantor's obligations under this Guaranty constitute an unconditional guaranty of payment and performance and not merely a guaranty of collection.

      5. The obligations of Guarantor under this Guaranty shall be performed without demand by Lender and shall be unconditional irrespective of the genuineness, validity, regularity or enforceability of the Note, the Security Instrument, or any other Loan Document, and without regard to any other circumstance which might otherwise constitute a legal or equitable discharge of a surety, a guarantor, a borrower or a mortgagor. Guarantor hereby waives the benefit of all principles or provisions of law, statutory or otherwise, which are or might be in conflict with the terms of this Guaranty and agrees that Guarantor's obligations shall not be affected by any circumstances, whether or not referred to in this Guaranty, which might otherwise constitute a legal or equitable discharge of a surety, a guarantor, a borrower or a mortgagor. Guarantor hereby waives the benefits of any right of discharge under any and all statutes or other laws relating to a guarantor, a surety, a borrower or a mortgagor, and any other rights of a surety, a guarantor, a borrower or a mortgagor thereunder. Without limiting the generality of the foregoing, Guarantor hereby waives, to the fullest extent permitted by law, diligence in collecting the Indebtedness, presentment, demand for payment, protest, all notices with respect to the Note and this Guaranty which may be required by statute, rule of law or otherwise to preserve Lender's rights against Guarantor under this Guaranty, including, but not limited to, notice of acceptance, notice of any amendment of the Loan Documents, notice of the occurrence of any default or Event of Default, notice of intent to accelerate, notice of acceleration, notice of dishonor, notice of foreclosure, notice of protest, and notice of the incurring by Borrower of any obligation or indebtedness. Guarantor also waives, to the fullest extent permitted by law, all rights to require Lender to (a) proceed against Borrower or any other guarantor of Borrower's payment or performance with respect to the Indebtedness (an "Other Guarantor") (b) if Borrower or any Other Guarantor is a partnership, proceed against any general partner of Borrower or the Other Guarantor, (c) proceed against or exhaust any collateral held by Lender to secure the repayment of the Indebtedness, or (d) pursue any other remedy it may now or hereafter have against Borrower, or, if Borrower is a partnership, any general partner of Borrower. Guarantor further waives, to the fullest extent permitted by applicable law, any right to revoke this Guaranty as to any future advances by Lender under the Security Instrument to protect Lender's interest in the Property.

      6. At any time or from time to time and any number of times, without notice to Guarantor and without affecting the liability of Guarantor, (a) the time for payment of the principal of or interest on the Indebtedness may be extended or the Indebtedness may be renewed in whole or in part; (b) the time for Borrower's performance of or compliance with any covenant or agreement contained in the Note, the Security Instrument or any other Loan Document, whether presently existing or hereinafter entered into, may be extended or such performance or compliance may be waived; (c) the maturity of the Indebtedness may be accelerated as provided in the Note, the Security Instrument, or any other Loan Document; (d) the Note, the Security Instrument, or any other Loan Document may be modified or amended by Lender and Borrower in any respect, including, but not limited to, an increase in the principal amount; and (e) any security for the Indebtedness may be modified, exchanged, surrendered or otherwise dealt with or additional security may be pledged or mortgaged for the Indebtedness.

      7. If more than one person executes this Guaranty, the obligations of those persons under this Guaranty shall be joint and several. Lender, in its sole and absolute discretion, may (a) bring suit against Guarantor, or any one or more of the persons constituting Guarantor, and any Other Guarantor, jointly and severally, or against any one or more of them; (b) compromise or settle with any one or more of the persons constituting Guarantor for such consideration as Lender may deem proper; (c) release one or more of the persons constituting Guarantor, or any Other Guarantor, from liability; and (d) otherwise deal with Guarantor and any Other Guarantor, or any one or more of them, in any manner, and no such action shall impair the rights of Lender to collect from Guarantor any amount guaranteed by Guarantor under this Guaranty. Nothing contained in this paragraph shall in any way affect or impair the rights or obligations of Guarantor with respect to any Other Guarantor.

      8. Any indebtedness of Borrower held by Guarantor now or in the future is and shall be subordinated to the Indebtedness and any such indebtedness of Borrower shall be collected, enforced and received by Guarantor, as trustee for Lender, but without reducing or affecting in any manner the liability of Guarantor under the other provisions of this Guaranty.

      9. Guarantor shall have no right of, and hereby waives any claim for, subrogation or reimbursement against Borrower or any general partner of Borrower by reason of any payment by Guarantor under this Guaranty, whether such right or claim arises at law or in equity or under any contract or statute, until the Indebtedness has been paid in full and there has expired the maximum possible period thereafter during which any payment made by Borrower to Lender with respect to the Indebtedness could be deemed a preference under the United States Bankruptcy Code.

      10. If any payment by Borrower is held to constitute a preference under any applicable bankruptcy, insolvency, or similar laws, or if for any other reason Lender is required to refund any sums to Borrower, such refund shall not constitute a release of any liability of Guarantor under this Guaranty. It is the intention of Lender and Guarantor that Guarantor's obligations under this Guaranty shall not be discharged except by Guarantor's performance of such obligations and then only to the extent of such performance.

      11. Guarantor shall from time to time, upon request by Lender, deliver to Lender such financial statements as Lender may reasonably require.

      12. Lender may assign its rights under this Guaranty in whole or in part and upon any such assignment, all the terms and provisions of this Guaranty shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties; and the term "Lender" shall include, in addition to Lender, any lawful owner, holder or pledgee of the Note. Reference herein to "person" or "persons" shall be deemed to include individuals and entities.

      13. This Guaranty and the other Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements. There are no unwritten oral agreements between the parties. All prior or contemporaneous agreements, understandings, representations, and statements, oral or written, are merged into this Guaranty and the other Loan Documents. Guarantor acknowledges that Guarantor has received copies of the Note and all other Loan Documents. Neither this Guaranty nor any of its provisions may be waived, modified, amended, discharged, or terminated except by an agreement in writing signed by the party against which the enforcement of the waiver, modification, amendment, discharge, or termination is sought, and then only to the extent set forth in that agreement.

      14. Guarantor agrees that any controversy arising under or in relation to this Guaranty shall be litigated exclusively in the jurisdiction where the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Guaranty, the Note, the Security Instrument or any other Loan Document. Guarantor irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      15. GUARANTOR AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS GUARANTY OR THE RELATIONSHIP BETWEEN THE PARTIES AS GUARANTOR AND LENDER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      16. STATE-SPECIFIC PROVISIONS:

A. If Arizona Law Applies: Guarantor waives, to the fullest extent allowed by applicable law, all of Guarantor's rights underss. 12-1641, 12-1642, 12-1643, 12-1644, 44-142 and 47-3605 of Arizona
         Revised Statutes, and Rule 17(f) of the Arizona Rules of Civil Procedure, as now in effect or as modified or amended in the future. Guarantor's obligations under this Guaranty may be enforced by Lender in an action regardless of whether a trustee's sale is held.

B. If Colorado Law Applies: Guarantor waives the benefit of C.R.S. Sections 13-50-101 through 13-50-103, inclusive.

C. If Connecticut Law Applies: GUARANTOR ACKNOWLEDGES THAT THIS IS A "COMMERCIAL TRANSACTION" AS SUCH IS DEFINED IN CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES, AS AMENDED. GUARANTOR FURTHER ACKNOWLEDGES THAT, PURSUANT TO SUCH SECTION, GUARANTOR HAS A RIGHT TO NOTICE OF AND HEARING PRIOR TO THE ISSUANCE OF ANY "PREJUDGMENT REMEDY." NOTWITHSTANDING THE FOREGOING, GUARANTOR HEREBY WAIVES ALL RIGHTS TO SUCH NOTICE, JUDICIAL HEARING OR PRIOR COURT ORDER IN CONNECTION WITH ANY SUIT ON THIS GUARANTY.

D.       If Georgia Law Applies:  Guarantor  waives the benefit of O.C.G.A.  ss.
         10-7-24.

E.    If  Kentucky  Law  Applies:  As  defined  in  the  Security  Instrument,
         "Indebtedness" means the principal of, interest on, and all other amounts due at any time under, the Note or the Security Instrument, or both, including prepayment premiums, late charges, default interest, and advances as provided in Section 12 of the Security Instrument to protect the security of the Security Instrument. The instruments being guaranteed, within the meaning of K.R.S. 371.065, are the Note and the Security Instrument, but only to the extent of the Indebtedness.

F. If Minnesota Law Applies: Guarantor waives the benefit of Minnesota Statutes Section 582.30.

G. If North Carolina Law Applies: Guarantor waives all rights granted by Sections 26-7 through 26-9, inclusive, of the North Carolina Statutes.

H. If New Mexico Law Applies: Pursuant to Section 58-6-5 NMSA 1978, a contract, promise or commitment to loan money or to grant, extend or renew credit, or any modification thereof, in an amount greater than Twenty-five Thousand and No/100 Dollars ($25,000.00) not primarily for personal, family or household purposes made by a financial institution is not enforceable unless made in writing and signed by the party to be charged or that party's authorized representatives.

I. If Nevada Law Applies: Pursuant to Nevada Revised Statute 40.495, Guarantor also hereby unconditionally and irrevocably waives the provisions of Nevada Revised Statute 40.430, and acknowledges that Lender may institute a separate action against Guarantor for the enforcement of Guarantor's obligations, irrespective of whether Lender has exercised any power of sale or other foreclosure remedies against the Mortgaged Property.

J. If Oklahoma Law Applies: If Lender elects to enforce this Guaranty before, or without, enforcing the Security Instrument, Guarantor waives any right, whether pursuant to 12 Okla. Stat. 686 or otherwise, to require Lender to set off the value of the Property against the Indebtedness.

K. If Oregon Law Applies: UNDER OREGON LAW, MOST AGREEMENTS, PROMISES AND COMMITMENTS MADE BY LENDER AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS WHICH ARE NOT FOR PERSONAL, FAMILY OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE MUST BE IN WRITING, EXPRESS CONSIDERATION AND BE SIGNED BY LENDER TO BE ENFORCEABLE.

L. If Texas Law Applies: Guarantor waives the benefit of any right of discharge under Chapter 34 of the Texas Business and Commerce Code and all other rights of sureties and guarantors thereunder.

M. If West Virginia Law Applies: Guarantor waives the benefit of W. Va. Code 45-1-1, et. seq.


      ATTACHED EXHIBIT.  The following Exhibit is attached to this Guaranty:

      ------
        X       Exhibit A       Modifications to Guaranty
      ------

      IN WITNESS WHEREOF, Guarantor has signed and delivered this Guaranty under seal or has caused this Guaranty to be signed and delivered under seal by its duly authorized representative. Guarantor intends that this Guaranty shall be deemed to be signed and delivered as a sealed instrument.

                                    AIMCO PROPERTIES, L.P., a Delaware
                                       limited partnership

                                    By:   AIMCO-GP, Inc., a Delaware
                                          corporation, its general partner



                                          By: /s/Patti K. Fielding
                                             Patti K. Fielding
                                             Executive Vice President



STATE OF COLORADO

CITY and COUNTY OF DENVER, to-wit:

      I hereby certify that on this 27th day of March, 2003, before me, the subscriber, a Notary Public of the State of Colorado, in and for the City/County of Denver, personally appeared Patti K. Fielding, who acknowledged herself to be the Executive Vice President of AIMCO-GP, Inc., a Delaware corporation, general partner of AIMCO Properties, L.P., a Delaware limited partnership, and on behalf of said limited partnership did acknowledge that she, as such Executive Vice President being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the limited partnership by herself as Executive Vice President.

      As Witness:  my hand and notarial seal.

My commission expires: August 02, 2006

                                    /s/Cathleen M. O'Donnell
                                    Cathleen M. O'Donnell
                                    Notary Public

                                    EXHIBIT A

                            MODIFICATIONS TO GUARANTY


The following modifications are made to the text of the Guaranty that precedes this Exhibit:

1.              Lender may assign its rights  under this  Guaranty  pursuant  to
                Section 12 of this Guaranty only to a purchaser or other transferee of the Loan.

2. Paragraph 2(a) of this Guaranty is deleted in its entirety; and paragraph 2(b) of this Guaranty is modified to read as follows:

(b) All amounts for which Borrower is personally liable under Paragraphs 9(c) through 9(f) of the Note.

                                                                   Exhibit 10.37

                           MULTIFAMILY DEED OF TRUST,
                              ASSIGNMENT OF RENTS
                             AND SECURITY AGREEMENT

                      (MARYLAND - REVISION DATE 11-01-2000)

                                                      FHLMC Loan No. 002702010
                                                        Lazy Hollow Apartments


                           MULTIFAMILY DEED OF TRUST,
                             ASSIGNMENT OF RENTS AND
                               SECURITY AGREEMENT
                      (MARYLAND - REVISION DATE 11-01-2000)


      THIS MULTIFAMILY DEED OF TRUST, ASSIGNMENT OF RENTS AND SECURITY AGREEMENT (the "Instrument") is made as of this 31st day of March, 2003, by LAZY HOLLOW PARTNERS a general partnership organized and existing under the laws of California, whose address is c/o AIMCO, Stanford Place 3, 4582 South Ulster St. Parkway, Suite 1100, Denver, Colorado 80237, as grantor ("Borrower"), to BERNICE
H. CILLEY, whose address is c/o Troutman Sanders LLP, 1111 East Main Street, Richmond, Virginia 23219, as trustee ("Trustee"), for the benefit of REILLY MORTGAGE GROUP, INC., a corporation organized and existing under the laws of the District of Columbia, whose address is 2010 Corporate Ridge, Suite 1000, McLean, Virginia 22102, as beneficiary ("Lender").

      Borrower, in consideration of the Indebtedness and the trust created by this Instrument, irrevocably grants, conveys and assigns to Trustee, in trust, with power of sale, the Mortgaged Property, including the Land located in the County of Howard, State of Maryland and described in Exhibit A attached to this Instrument, and authorizes Trustee to sell the Mortgaged Property upon default by any lawful means, as provided in this Instrument, and assents to the passage of a decree for the sale of the Mortgage Property.

      TO SECURE TO LENDER the repayment of the Indebtedness evidenced by Borrower's Multifamily Note payable to Lender, dated as of the date of this Instrument, and maturing on April 1, 2023, in the principal amount of
$10,000,000.00, and all renewals, extensions and modifications of the Indebtedness, and the performance of the covenants and agreements of Borrower contained in the Loan Documents.

      Borrower represents and warrants that Borrower is lawfully seized of the Mortgaged Property and has the right, power and authority to grant, convey and assign the Mortgaged Property, and that the Mortgaged Property is unencumbered. Borrower covenants that Borrower will warrant and defend specially the title to the Mortgaged Property against all claims and demands, subject to any easements and restrictions listed in a schedule of exceptions to coverage in any title insurance policy issued to Lender contemporaneously with the execution and recordation of this Instrument and insuring Lender's interest in the Mortgaged Property.

Covenants. Borrower and Lender covenant and agree as follows:

      1. DEFINITIONS. The following terms, when used in this Instrument (including when used in the above recitals), shall have the following meanings:

      (a) "Borrower" means all persons or entities identified as "Borrower" in the first paragraph of this Instrument, together with their successors and assigns.

      (b) "Collateral Agreement" means any separate agreement between Borrower and Lender for the purpose of establishing replacement reserves for the Mortgaged Property, establishing a fund to assure the completion of repairs or improvements specified in that agreement, or assuring reduction of the outstanding principal balance of the Indebtedness if the occupancy of or income from the Mortgaged Property does not increase to a level specified in that agreement, or any other agreement or agreements between Borrower and Lender which provide for the establishment of any other fund, reserve or account.

      (c) "Controlling Entity" means an entity which owns, directly or indirectly through one or more intermediaries, (A) a general partnership interest or more than 50% of the limited partnership interests in Borrower (if Borrower is a partnership or joint venture), (B) a manager's interest in Borrower or more than 50% of the ownership or membership interests in Borrower (if Borrower is a limited liability company), or (C) more than 50% of any class of voting stock of Borrower (if Borrower is a corporation).

      (d)   "Environmental   Permit"  means  any  permit,   license,   or  other
authorization issued under any Hazardous Materials Law with respect to any activities or businesses conducted on or in relation to the Mortgaged Property.

      (e) "Event of Default" means the occurrence of any event listed in Section 22.

      (f) "Fixtures" means all property which is so attached to the Land or the Improvements as to constitute a fixture under applicable law, including: machinery, equipment, engines, boilers, incinerators, installed building materials; systems and equipment for the purpose of supplying or distributing heating, cooling, electricity, gas, water, air, or light; antennas, cable, wiring and conduits used in connection with radio, television, security, fire prevention, or fire detection or otherwise used to carry electronic signals; telephone systems and equipment; elevators and related machinery and equipment; fire detection, prevention and extinguishing systems and apparatus; security and access control systems and apparatus; plumbing systems; water heaters, ranges, stoves, microwave ovens, refrigerators, dishwashers, garbage disposers, washers, dryers and other appliances; light fixtures, awnings, storm windows and storm doors; pictures, screens, blinds, shades, curtains and curtain rods; mirrors; cabinets, paneling, rugs and floor and wall coverings; fences, trees and plants; swimming pools; and exercise equipment.

      (g) "Governmental Authority" means any board, commission, department or body of any municipal, county, state or federal governmental unit, or any subdivision of any of them, that has or acquires jurisdiction over the Mortgaged Property or the use, operation or improvement of the Mortgaged Property.

      (h) "Hazardous Materials" means petroleum and petroleum products and compounds containing them, including gasoline, diesel fuel and oil; explosives; flammable materials; radioactive materials; polychlorinated biphenyls ("PCBs") and compounds containing them; lead and lead-based paint; asbestos or asbestos-containing materials in any form that is or could become friable; underground or above-ground storage tanks, whether empty or containing any substance; any substance the presence of which on the Mortgaged Property is prohibited by any federal, state or local authority; any substance that requires special handling; and any other material or substance now or in the future defined as a "hazardous substance," "hazardous material," "hazardous waste," "toxic substance," "toxic pollutant," "contaminant," or "pollutant" within the meaning of any Hazardous Materials Law.

      (i) "Hazardous Materials Laws" means all federal, state, and local laws, ordinances and regulations and standards, rules, policies and other governmental requirements, administrative rulings and court judgments and decrees in effect now or in the future and including all amendments, that relate to Hazardous
Materials and apply to Borrower or to the Mortgaged Property. Hazardous Materials Laws include, but are not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 9601, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., the Toxic Substance Control Act, 15 U.S.C. Section 2601, et seq., the Clean Water Act, 33 U.S.C. Section 1251, et seq., and the Hazardous Materials Transportation Act, 49 U.S.C. Section 5101, and their state analogs.

      (j) "Impositions" and "Imposition Deposits" are defined in Section 7(a).

      (k) "Improvements" means the buildings, structures, improvements, and alterations now constructed or at any time in the future constructed or placed upon the Land, including any future replacements and additions.

      (l) "Indebtedness" means the principal of, interest on, and all other amounts due at any time under, the Note, this Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances as provided in Section 12 to protect the security of this Instrument.

      (m) "Initial Owners" means, with respect to Borrower or any other entity, the persons or entities who on the date of the Note own in the aggregate 100% of the ownership interests in Borrower or that entity.

      (n) "Land" means the land described in Exhibit A.

      (o) "Leases" means all present and future leases, subleases, licenses, concessions or grants or other possessory interests now or hereafter in force, whether oral or written, covering or affecting the Mortgaged Property, or any portion of the Mortgaged Property (including proprietary leases or occupancy agreements if Borrower is a cooperative housing corporation), and all modifications, extensions or renewals.

      (p) "Lender" means the entity identified as "Lender" in the first paragraph of this Instrument, or any subsequent holder of the Note.

      (q) "Loan Documents" means the Note, this Instrument, all guaranties, all indemnity agreements, all Collateral Agreements, O&M Programs, and any other documents now or in the future executed by Borrower, any guarantor or any other person in connection with the loan evidenced by the Note, as such documents may be amended from time to time.

      (r) "Loan Servicer" means the entity that from time to time is designated by Lender to collect payments and deposits and receive notices under the Note, this Instrument and any other Loan Document, and otherwise to service the loan evidenced by the Note for the benefit of Lender. Unless Borrower receives notice to the contrary, the Loan Servicer is the entity identified as "Lender" in the first paragraph of this Instrument.

      (s) "Mortgaged Property" means all of Borrower's present and future right, title and interest in and to all of the following:

            (1)   the Land;

            (2)   the Improvements;

            (3)   the Fixtures;

            (4)   the Personalty;

            (5) all current and future rights, including air rights, development rights, zoning rights and other similar rights or interests, easements, tenements, rights-of-way, strips and gores of land, streets, alleys, roads, sewer rights, waters, watercourses, and appurtenances related to or benefitting the Land or the Improvements, or both, and all rights-of-way, streets, alleys and roads which may have been or may in the future be vacated;

            (6) all proceeds paid or to be paid by any insurer of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property, whether or not Borrower obtained the insurance pursuant to Lender's requirement;

            (7) all awards, payments and other compensation made or to be made by any municipal, state or federal authority with respect to the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property, including any awards or settlements resulting from condemnation proceedings or the total or partial taking of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property under the power of eminent domain or otherwise and including any conveyance in lieu thereof;

            (8) all contracts, options and other agreements for the sale of the Land, the Improvements, the Fixtures, the Personalty or any other part of the Mortgaged Property entered into by Borrower now or in the future, including cash or securities deposited to secure performance by parties of their obligations;

            (9) all proceeds from the conversion, voluntary or involuntary, of any of the above into cash or liquidated claims, and the right to collect such proceeds;

            (10)  all Rents and Leases;

            (11) all earnings, royalties, accounts receivable, issues and profits from the Land, the Improvements or any other part of the Mortgaged Property, and all undisbursed proceeds of the loan secured by this Instrument and, if Borrower is a cooperative housing corporation, maintenance charges or assessments payable by shareholders or residents;

            (12)  all Imposition Deposits;

            (13) all refunds or rebates of Impositions by any municipal, state or federal authority or insurance company (other than refunds applicable to periods before the real property tax year in which this Instrument is dated);

            (14) all tenant security deposits which have not been forfeited by any tenant under any Lease; and

            (15) all names under or by which any of the above Mortgaged Property may be operated or known, and all trademarks, trade names, and goodwill relating to any of the Mortgaged Property.

      (t) "Note" means the Multifamily Note described on page 1 of this Instrument, including all schedules, riders, allonges and addenda, as such Multifamily Note may be amended from time to time.

      (u) "O&M Program" is defined in Section 18(a).

      (v) "Personalty" means all furniture, furnishings, equipment, machinery, building materials, appliances, goods, supplies, tools, books, records (whether in written or electronic form), computer equipment (hardware and software) and other tangible personal property (other than Fixtures) which are used now or in the future in connection with the ownership, management or operation of the Land or the Improvements or are located on the Land or in the Improvements, and any operating agreements relating to the Land or the Improvements, and any surveys, plans and specifications and contracts for architectural, engineering and construction services relating to the Land or the Improvements and all other intangible property and rights relating to the operation of, or used in connection with, the Land or the Improvements, including all governmental permits relating to any activities on the Land.

      (w) "Property Jurisdiction" is defined in Section 30(a).

      (x) "Rents" means all rents (whether from residential or non-residential space), revenues and other income of the Land or the Improvements, including parking fees, laundry and vending machine income and fees and charges for food, health care and other services provided at the Mortgaged Property, whether now due, past due, or to become due, and deposits forfeited by tenants.

      (y) "Taxes" means all taxes, assessments, vault rentals and other charges, if any, general, special or otherwise, including all assessments for schools, public betterments and general or local improvements, which are levied, assessed or imposed by any public authority or quasi-public authority, and which, if not paid, will become a lien, on the Land or the Improvements.

      (z) "Transfer" means (A) a sale, assignment, transfer or other disposition (whether voluntary, involuntary or by operation of law); (B) the granting, creating or attachment of a lien, encumbrance or security interest (whether voluntary, involuntary or by operation of law); (C) the issuance or other creation of an ownership interest in a legal entity, including a partnership interest, interest in a limited liability company or corporate stock; (D) the withdrawal, retirement, removal or involuntary resignation of a partner in a partnership or a member or manager in a limited liability company; or (E) the merger, dissolution, liquidation, or consolidation of a legal entity or the reconstitution of one type of legal entity into another type of legal entity. "Transfer" does not include (i) a conveyance of the Mortgaged Property at a judicial or non-judicial foreclosure sale under this Instrument or (ii) the Mortgaged Property becoming part of a bankruptcy estate by operation of law under the United States Bankruptcy Code. For purposes of defining the term "Transfer," the term "partnership" shall mean a general partnership, a limited partnership, a joint venture and a limited liability partnership, and the term "partner" shall mean a general partner, a limited partner and a joint venturer.

      2. UNIFORM COMMERCIAL CODE SECURITY AGREEMENT. This Instrument is also a security agreement under the Uniform Commercial Code for any of the Mortgaged Property which, under applicable law, may be subject to a security interest under the Uniform Commercial Code, whether acquired now or in the future, and all products and cash and non-cash proceeds thereof (collectively, "UCC Collateral"), and Borrower hereby grants to Lender a security interest in the UCC Collateral. Borrower shall execute and deliver to Lender, upon Lender's request, financing statements, continuation statements and amendments, in such form as Lender may require to perfect or continue the perfection of this security interest. Borrower shall pay all filing costs and all costs and expenses of any record searches for financing statements that Lender may require. Without the prior written consent of Lender, Borrower shall not create or permit to exist any other lien or security interest in any of the UCC Collateral. If an Event of Default has occurred and is continuing, Lender shall have the remedies of a secured party under the Uniform Commercial Code, in addition to all remedies provided by this Instrument or existing under applicable law. In exercising any remedies, Lender may exercise its remedies against the UCC Collateral separately or together, and in any order, without in any way affecting the availability of Lender's other remedies. This Instrument constitutes a financing statement with respect to any part of the Mortgaged Property which is or may become a Fixture.

      3. ASSIGNMENT OF RENTS; APPOINTMENT OF RECEIVER; LENDER IN POSSESSION.

      (a) As part of the consideration for the Indebtedness, Borrower absolutely and unconditionally assigns and transfers to Lender all Rents. It is the intention of Borrower to establish a present, absolute and irrevocable transfer and assignment to Lender of all Rents and to authorize and empower Lender to collect and receive all Rents without the necessity of further action on the part of Borrower. Promptly upon request by Lender, Borrower agrees to execute and deliver such further assignments as Lender may from time to time require. Borrower and Lender intend this assignment of Rents to be immediately effective and to constitute an absolute present assignment and not an assignment for additional security only. For purposes of giving effect to this absolute assignment of Rents, and for no other purpose, Rents shall not be deemed to be a part of the "Mortgaged Property" as that term is defined in Section 1(s). However, if this present, absolute and unconditional assignment of Rents is not enforceable by its terms under the laws of the Property Jurisdiction, then the Rents shall be included as a part of the Mortgaged Property and it is the intention of the Borrower that in this circumstance this Instrument create and perfect a lien on Rents in favor of Lender, which lien shall be effective as of the date of this Instrument.

      (b) After the occurrence of an Event of Default, Borrower authorizes Lender to collect, sue for and compromise Rents and directs each tenant of the Mortgaged Property to pay all Rents to, or as directed by, Lender. However, until the occurrence of an Event of Default, Lender hereby grants to Borrower a revocable license to collect and receive all Rents, to hold all Rents in trust for the benefit of Lender and to apply all Rents to pay the installments of interest and principal then due and payable under the Note and the other amounts then due and payable under the other Loan Documents, including Imposition Deposits, and to pay the current costs and expenses of managing, operating and maintaining the Mortgaged Property, including utilities, Taxes and insurance premiums (to the extent not included in Imposition Deposits), tenant improvements and other capital expenditures. So long as no Event of Default has occurred and is continuing, the Rents remaining after application pursuant to the preceding sentence may be retained by Borrower free and clear of, and released from, Lender's rights with respect to Rents under this Instrument. From and after the occurrence of an Event of Default, and without the necessity of Lender entering upon and taking and maintaining control of the Mortgaged Property directly, or by a receiver, Borrower's license to collect Rents shall automatically terminate and Lender shall without notice be entitled to all Rents as they become due and payable, including Rents then due and unpaid. Borrower shall pay to Lender upon demand all Rents to which Lender is entitled. At any time on or after the date of Lender's demand for Rents, Lender may give, and Borrower hereby irrevocably authorizes Lender to give, notice to all tenants of the Mortgaged Property instructing them to pay all Rents to Lender, no tenant shall be obligated to inquire further as to the occurrence or continuance of an Event of Default, and no tenant shall be obligated to pay to Borrower any amounts which are actually paid to Lender in response to such a notice. Any such notice by Lender shall be delivered to each tenant personally, by mail or by delivering such demand to each rental unit. Borrower shall not interfere with and shall cooperate with Lender's collection of such Rents.

      (c) Borrower represents and warrants to Lender that Borrower has not executed any prior assignment of Rents (other than an assignment of Rents securing indebtedness that will be paid off and discharged with the proceeds of the loan evidenced by the Note), that Borrower has not performed, and Borrower covenants and agrees that it will not perform, any acts and has not executed, and shall not execute, any instrument which would prevent Lender from exercising its rights under this Section 3, and that at the time of execution of this Instrument there has been no anticipation or prepayment of any Rents for more than two months prior to the due dates of such Rents. Borrower shall not collect or accept payment of any Rents more than two months prior to the due dates of such Rents.

      (d) If an Event of Default has occurred and is continuing, Lender may, regardless of the adequacy of Lender's security or the solvency of Borrower and even in the absence of waste, enter upon and take and maintain full control of the Mortgaged Property in order to perform all acts that Lender in its discretion determines to be necessary or desirable for the operation and maintenance of the Mortgaged Property, including the execution, cancellation or modification of Leases, the collection of all Rents, the making of repairs to the Mortgaged Property and the execution or termination of contracts providing for the management, operation or maintenance of the Mortgaged Property, for the purposes of enforcing the assignment of Rents pursuant to Section 3(a), protecting the Mortgaged Property or the security of this Instrument, or for such other purposes as Lender in its discretion may deem necessary or desirable. Alternatively, if an Event of Default has occurred and is continuing, regardless of the adequacy of Lender's security, without regard to Borrower's solvency and without the necessity of giving prior notice (oral or written) to Borrower, Lender may apply to any court having jurisdiction for the appointment of a receiver for the Mortgaged Property to take any or all of the actions set forth in the preceding sentence. If Lender elects to seek the appointment of a receiver for the Mortgaged Property at any time after an Event of Default has occurred and is continuing, Borrower, by its execution of this Instrument, expressly consents to the appointment of such receiver, including the appointment of a receiver ex parte if permitted by applicable law. Lender or the receiver, as the case may be, shall be entitled to receive a reasonable fee for managing the Mortgaged Property. Immediately upon appointment of a receiver or immediately upon the Lender's entering upon and taking possession and control of the Mortgaged Property, Borrower shall surrender possession of the Mortgaged Property to Lender or the receiver, as the case may be, and shall deliver to Lender or the receiver, as the case may be, all documents, records (including records on electronic or magnetic media), accounts, surveys, plans, and specifications relating to the Mortgaged Property and all security deposits and prepaid Rents. In the event Lender takes possession and control of the Mortgaged Property, Lender may exclude Borrower and its representatives from the Mortgaged Property. Borrower acknowledges and agrees that the exercise by Lender of any of the rights conferred under this Section 3 shall not be construed to make Lender a mortgagee-in-possession of the Mortgaged Property so long as Lender has not itself entered into actual possession of the Land and Improvements.

      (e) If Lender enters the Mortgaged Property, Lender shall be liable to account only to Borrower and only for those Rents actually received. Lender shall not be liable to Borrower, anyone claiming under or through Borrower or anyone having an interest in the Mortgaged Property, by reason of any act or omission of Lender under this Section 3, and Borrower hereby releases and discharges Lender from any such liability to the fullest extent permitted by law.

      (f) If the Rents are not sufficient to meet the costs of taking control of and managing the Mortgaged Property and collecting the Rents, any funds expended by Lender for such purposes shall become an additional part of the Indebtedness as provided in Section 12.

      (g) Any entering upon and taking of control of the Mortgaged Property by Lender or the receiver, as the case may be, and any application of Rents as provided in this Instrument shall not cure or waive any Event of Default or invalidate any other right or remedy of Lender under applicable law or provided for in this Instrument.

      4. ASSIGNMENT OF LEASES; LEASES AFFECTING THE MORTGAGED PROPERTY.

      (a) As part of the consideration for the Indebtedness, Borrower absolutely and unconditionally assigns and transfers to Lender all of Borrower's right, title and interest in, to and under the Leases, including Borrower's right, power and authority to modify the terms of any such Lease, or extend or terminate any such Lease. It is the intention of Borrower to establish a present, absolute and irrevocable transfer and assignment to Lender of all of Borrower's right, title and interest in, to and under the Leases. Borrower and Lender intend this assignment of the Leases to be immediately effective and to constitute an absolute present assignment and not an assignment for additional security only. For purposes of giving effect to this absolute assignment of the Leases, and for no other purpose, the Leases shall not be deemed to be a part of the "Mortgaged Property" as that term is defined in Section 1(s). However, if this present, absolute and unconditional assignment of the Leases is not enforceable by its terms under the laws of the Property Jurisdiction, then the Leases shall be included as a part of the Mortgaged Property and it is the intention of the Borrower that in this circumstance this Instrument create and perfect a lien on the Leases in favor of Lender, which lien shall be effective as of the date of this Instrument.

      (b) Until Lender gives notice to Borrower of Lender's exercise of its rights under this Section 4, Borrower shall have all rights, power and authority granted to Borrower under any Lease (except as otherwise limited by this Section or any other provision of this Instrument), including the right, power and authority to modify the terms of any Lease or extend or terminate any Lease. Upon the occurrence of an Event of Default, the permission given to Borrower pursuant to the preceding sentence to exercise all rights, power and authority under Leases shall automatically terminate. Borrower shall comply with and observe Borrower's obligations under all Leases, including Borrower's obligations pertaining to the maintenance and disposition of tenant security deposits.

      (c) Borrower acknowledges and agrees that the exercise by Lender, either directly or by a receiver, of any of the rights conferred under this Section 4 shall not be construed to make Lender a mortgagee-in-possession of the Mortgaged Property so long as Lender has not itself entered into actual possession of the Land and the Improvements. The acceptance by Lender of the assignment of the Leases pursuant to Section 4(a) shall not at any time or in any event obligate Lender to take any action under this Instrument or to expend any money or to incur any expenses. Lender shall not be liable in any way for any injury or damage to person or property sustained by any person or persons, firm or corporation in or about the Mortgaged Property. Prior to Lender's actual entry into and taking possession of the Mortgaged Property, Lender shall not (i) be obligated to perform any of the terms, covenants and conditions contained in any Lease (or otherwise have any obligation with respect to any Lease); (ii) be obligated to appear in or defend any action or proceeding relating to the Lease or the Mortgaged Property; or (iii) be responsible for the operation, control, care, management or repair of the Mortgaged Property or any portion of the Mortgaged Property. The execution of this Instrument by Borrower shall constitute conclusive evidence that all responsibility for the operation, control, care, management and repair of the Mortgaged Property is and shall be that of Borrower, prior to such actual entry and taking of possession.

      (d) Upon delivery of notice by Lender to Borrower of Lender's exercise of Lender's rights under this Section 4 at any time after the occurrence of an Event of Default, and without the necessity of Lender entering upon and taking and maintaining control of the Mortgaged Property directly, by a receiver, or by any other manner or proceeding permitted by the laws of the Property Jurisdiction, Lender immediately shall have all rights, powers and authority granted to Borrower under any Lease, including the right, power and authority to modify the terms of any such Lease, or extend or terminate any such Lease.

      (e) Borrower shall, promptly upon Lender's request, deliver to Lender an executed copy of each residential Lease then in effect. All Leases for residential dwelling units shall be on forms approved by Lender, shall be for initial terms of at least six months and not more than two years, and shall not include options to purchase.

      (f) Borrower shall not lease any portion of the Mortgaged Property for non-residential use except with the prior written consent of Lender and Lender's prior written approval of the Lease agreement. Borrower shall not modify the terms of, or extend or terminate, any Lease for non-residential use (including any Lease in existence on the date of this Instrument) without the prior written consent of Lender. Borrower shall, without request by Lender, deliver an executed copy of each non-residential Lease to Lender promptly after such Lease is signed. All non-residential Leases, including renewals or extensions of existing Leases, shall specifically provide that (1) such Leases are subordinate to the lien of this Instrument; (2) the tenant shall attorn to Lender and any purchaser at a foreclosure sale, such attornment to be self-executing and effective upon acquisition of title to the Mortgaged Property by any purchaser at a foreclosure sale or by Lender in any manner; (3) the tenant agrees to execute such further evidences of attornment as Lender or any purchaser at a foreclosure sale may from time to time request; (4) the Lease shall not be terminated by foreclosure or any other transfer of the Mortgaged Property; (5) after a foreclosure sale of the Mortgaged Property, Lender or any other purchaser at such foreclosure sale may, at Lender's or such purchaser's option, accept or terminate such Lease; and (6) the tenant shall, upon receipt after the occurrence of an Event of Default of a written request from Lender, pay all Rents payable under the Lease to Lender.

      (g) Borrower shall not receive or accept Rent under any Lease (whether residential or non-residential) for more than two months in advance.

      5. PAYMENT OF INDEBTEDNESS; PERFORMANCE UNDER LOAN DOCUMENTS; PREPAYMENT PREMIUM. Borrower shall pay the Indebtedness when due in accordance with the terms of the Note and the other Loan Documents and shall perform, observe and comply with all other provisions of the Note and the other Loan Documents. Borrower shall pay a prepayment premium in connection with certain prepayments of the Indebtedness, including a payment made after Lender's exercise of any right of acceleration of the Indebtedness, as provided in the Note.

      6. EXCULPATION. Borrower's personal liability for payment of the Indebtedness and for performance of the other obligations to be performed by it under this Instrument is limited in the manner, and to the extent, provided in the Note.

      7. DEPOSITS FOR TAXES, INSURANCE AND OTHER CHARGES.

      (a) Borrower shall deposit with Lender on the day monthly installments of principal or interest, or both, are due under the Note (or on another day designated in writing by Lender), until the Indebtedness is paid in full, an additional amount sufficient to accumulate with Lender the entire sum required to pay, when due (1) any water and sewer charges which, if not paid, may result in a lien on all or any part of the Mortgaged Property, (2) the premiums for fire and other hazard insurance, rent loss insurance and such other insurance as Lender may require under Section 19, (3) Taxes, and (4) amounts for other charges and expenses which Lender at any time reasonably deems necessary to protect the Mortgaged Property, to prevent the imposition of liens on the Mortgaged Property, or otherwise to protect Lender's interests, all as reasonably estimated from time to time by Lender, plus one-sixth of such estimate. The amounts deposited under the preceding sentence are collectively referred to in this Instrument as the "Imposition Deposits". The obligations of Borrower for which the Imposition Deposits are required are collectively referred to in this Instrument as "Impositions". The amount of the Imposition Deposits shall be sufficient to enable Lender to pay each Imposition before the last date upon which such payment may be made without any penalty or interest charge being added. Lender shall maintain records indicating how much of the monthly Imposition Deposits and how much of the aggregate Imposition Deposits held by Lender are held for the purpose of paying Taxes, insurance premiums and each other obligation of Borrower for which Imposition Deposits are required. Any waiver by Lender of the requirement that Borrower remit Imposition Deposits to Lender may be revoked by Lender, in Lender's discretion, at any time upon notice to Borrower.

      (b) Imposition Deposits shall be held in an institution (which may be Lender, if Lender is such an institution) whose deposits or accounts are insured or guaranteed by a federal agency. Lender shall not be obligated to open additional accounts or deposit Imposition Deposits in additional institutions when the amount of the Imposition Deposits exceeds the maximum amount of the federal deposit insurance or guaranty. Lender shall apply the Imposition Deposits to pay Impositions so long as no Event of Default has occurred and is continuing. Unless applicable law requires, Lender shall not be required to pay Borrower any interest, earnings or profits on the Imposition Deposits. Borrower hereby pledges and grants to Lender a security interest in the Imposition Deposits as additional security for all of Borrower's obligations under this Instrument and the other Loan Documents. Any amounts deposited with Lender under this Section 7 shall not be trust funds, nor shall they operate to reduce the Indebtedness, unless applied by Lender for that purpose under Section 7(e).

      (c) If Lender receives a bill or invoice for an Imposition, Lender shall pay the Imposition from the Imposition Deposits held by Lender. Lender shall have no obligation to pay any Imposition to the extent it exceeds Imposition Deposits then held by Lender. Lender may pay an Imposition according to any bill, statement or estimate from the appropriate public office or insurance company without inquiring into the accuracy of the bill, statement or estimate or into the validity of the Imposition.

      (d) If at any time the amount of the Imposition Deposits held by Lender for payment of a specific Imposition exceeds the amount reasonably deemed necessary by Lender plus one-sixth of such estimate, the excess shall be credited against future installments of Imposition Deposits. If at any time the amount of the Imposition Deposits held by Lender for payment of a specific
Imposition is less than the amount reasonably estimated by Lender to be necessary plus one-sixth of such estimate, Borrower shall pay to Lender the amount of the deficiency within 15 days after notice from Lender.

      (e) If an Event of Default has occurred and is continuing, Lender may apply any Imposition Deposits, in any amounts and in any order as Lender determines, in Lender's discretion, to pay any Impositions or as a credit against the Indebtedness. Upon payment in full of the Indebtedness, Lender shall refund to Borrower any Imposition Deposits held by Lender.

      8. COLLATERAL AGREEMENTS. Borrower shall deposit with Lender such amounts as may be required by any Collateral Agreement and shall perform all other obligations of Borrower under each Collateral Agreement.

      9. APPLICATION OF PAYMENTS. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, then Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Neither Lender's acceptance of an amount which is less than all amounts then due and payable nor Lender's application of such payment in the manner authorized shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction. Notwithstanding the application of any such amount to the Indebtedness,
Borrower's   obligations  under  this  Instrument  and  the  Note  shall  remain unchanged.

      10. COMPLIANCE WITH LAWS. Borrower shall comply with all laws, ordinances, regulations and requirements of any Governmental Authority and all recorded lawful covenants and agreements relating to or affecting the Mortgaged Property, including all laws, ordinances, regulations, requirements and covenants pertaining to health and safety, construction of improvements on the Mortgaged Property, fair housing, zoning and land use, and Leases. Borrower also shall comply with all applicable laws that pertain to the maintenance and disposition of tenant security deposits. Borrower shall at all times maintain records sufficient to demonstrate compliance with the provisions of this Section 10. Borrower shall take appropriate measures to prevent, and shall not engage in or knowingly permit, any illegal activities at the Mortgaged Property that could endanger tenants or visitors, result in damage to the Mortgaged Property, result in forfeiture of the Mortgaged Property, or otherwise materially impair the lien created by this Instrument or Lender's interest in the Mortgaged Property. Borrower represents and warrants to Lender that no portion of the Mortgaged Property has been or will be purchased with the proceeds of any illegal activity.

      11. USE OF PROPERTY. Unless required by applicable law, Borrower shall not
(a) except for any change in use  approved by Lender,  allow  changes in the use for which all or any part of the Mortgaged Property is being used at the time this Instrument was executed, (b) convert any individual dwelling units or common areas to commercial use, (c) initiate or acquiesce in a change in the zoning classification of the Mortgaged Property, or (d) establish any condominium or cooperative regime with respect to the Mortgaged Property.

      12. PROTECTION OF LENDER'S SECURITY.

      (a) If Borrower fails to perform any of its obligations under this Instrument or any other Loan Document, or if any action or proceeding is commenced which purports to affect the Mortgaged Property, Lender's security or Lender's rights under this Instrument, including eminent domain, insolvency, code enforcement, civil or criminal forfeiture, enforcement of Hazardous Materials Laws, fraudulent conveyance or reorganizations or proceedings involving a bankrupt or decedent, then Lender at Lender's option may make such appearances, disburse such sums and take such actions as Lender reasonably deems necessary to perform such obligations of Borrower and to protect Lender's interest, including (1) payment of fees and out of pocket expenses of attorneys, accountants, inspectors and consultants, (2) entry upon the Mortgaged Property to make repairs or secure the Mortgaged Property, (3) procurement of the insurance required by Section 19, and (4) payment of amounts which Borrower has failed to pay under Sections 15 and 17.

      (b) Any amounts disbursed by Lender under this Section 12, or under any other provision of this Instrument that treats such disbursement as being made under this Section 12, shall be added to, and become part of, the principal component of the Indebtedness, shall be immediately due and payable and shall bear interest from the date of disbursement until paid at the "Default Rate", as defined in the Note.

      (c) Nothing in this Section 12 shall require Lender to incur any expense or take any action.

      13. INSPECTION. Lender, its agents, representatives, and designees may make or cause to be made entries upon and inspections of the Mortgaged Property (including environmental inspections and tests) during normal business hours, or at any other reasonable time.

      14. BOOKS AND RECORDS; FINANCIAL REPORTING.

      (a) Borrower shall keep and maintain at all times at the Mortgaged Property or the management agent's offices, and upon Lender's request shall make available at the Mortgaged Property, complete and accurate books of account and records (including copies of supporting bills and invoices) adequate to reflect correctly the operation of the Mortgaged Property, and copies of all written contracts, Leases, and other instruments which affect the Mortgaged Property. The books, records, contracts, Leases and other instruments shall be subject to examination and inspection at any reasonable time by Lender.

      (b) Borrower shall furnish to Lender all of the following:

            (1) within 120 days after the end of each fiscal year of Borrower, a statement of income and expenses for Borrower's operation of the Mortgaged Property for that fiscal year, a statement of changes in financial position of Borrower relating to the Mortgaged Property for that fiscal year and, when requested by Lender, a balance sheet showing all assets and liabilities of Borrower relating to the Mortgaged Property as of the end of that fiscal year;

            (2) within 120 days after the end of each fiscal year of Borrower, and at any other time upon Lender's request, a rent schedule for the Mortgaged Property showing the name of each tenant, and for each tenant, the space occupied, the lease expiration date, the rent payable for the current month, the date through which rent has been paid, and any related information requested by Lender;

            (3) within 120 days after the end of each fiscal year of Borrower, and at any other time upon Lender's request, an accounting of all security deposits held pursuant to all Leases, including the name of the institution (if any) and the names and identification numbers of the accounts (if any) in which such security deposits are held and the name of the person to contact at such financial institution, along with any authority or release necessary for Lender to access information regarding such accounts;

            (4) within 120 days after the end of each fiscal year of Borrower, and at any other time upon Lender's request, a statement that identifies all owners of any interest in Borrower and any Controlling Entity and the interest held by each, if Borrower or a Controlling Entity is a corporation, all officers and directors of Borrower and the Controlling Entity, and if Borrower or a Controlling Entity is a limited liability company, all managers who are not members;

            (5) upon Lender's request, quarterly income and expense statements for the Mortgaged Property;

            (6)   upon Lender's request at any time when an Event of Default has
                  occurred  and  is  continuing,   monthly  income  and  expense
                  statements for the Mortgaged Property;

            (7) upon Lender's request, a monthly property management report for the Mortgaged Property, showing the number of inquiries made and rental applications received from tenants or prospective tenants and deposits received from tenants and any other information requested by Lender; and

            (8) upon Lender's request, a balance sheet, a statement of income and expenses for Borrower and a statement of changes in financial position of Borrower for Borrower's most recent fiscal year.

      (c) Each of the statements, schedules and reports required by Section 14(b) shall be certified to be complete and accurate by an individual having authority to bind Borrower, and shall be in such form and contain such detail as Lender may reasonably require. Lender also may require that any statements, schedules or reports be audited at Borrower's expense by independent certified public accountants acceptable to Lender.

      (d) If Borrower fails to provide in a timely manner the statements, schedules and reports required by Section 14(b), Lender shall have the right to have Borrower's books and records audited, at Borrower's expense, by independent certified public accountants selected by Lender in order to obtain such statements, schedules and reports, and all related costs and expenses of Lender shall become immediately due and payable and shall become an additional part of the Indebtedness as provided in Section 12.

      (e) If an Event of Default has occurred and is continuing, Borrower shall deliver to Lender upon written demand all books and records relating to the Mortgaged Property or its operation.

      (f) Borrower authorizes Lender to obtain a credit report on Borrower at any time.

      15. TAXES; OPERATING EXPENSES.

      (a) Subject to the provisions of Section 15(c) and Section 15(d), Borrower shall pay, or cause to be paid, all Taxes when due and before the addition of any interest, fine, penalty or cost for nonpayment.

      (b) Subject to the provisions of Section 15(c), Borrower shall pay the expenses of operating, managing, maintaining and repairing the Mortgaged
Property (including insurance premiums, utilities, repairs and replacements) before the last date upon which each such payment may be made without any penalty or interest charge being added.

      (c) As long as no Event of Default exists and Borrower has timely delivered to Lender any bills or premium notices that it has received, Borrower shall not be obligated to pay Taxes, insurance premiums or any other individual Imposition to the extent that sufficient Imposition Deposits are held by Lender for the purpose of paying that specific Imposition. If an Event of Default exists, Lender may exercise any rights Lender may have with respect to Imposition Deposits without regard to whether Impositions are then due and payable. Lender shall have no liability to Borrower for failing to pay any Impositions to the extent that any Event of Default has occurred and is continuing, insufficient Imposition Deposits are held by Lender at the time an Imposition becomes due and payable or Borrower has failed to provide Lender with bills and premium notices as provided above.

      (d) Borrower, at its own expense, may contest by appropriate legal proceedings, conducted diligently and in good faith, the amount or validity of any Imposition other than insurance premiums, if (1) Borrower notifies Lender of the commencement or expected commencement of such proceedings, (2) the Mortgaged Property is not in danger of being sold or forfeited, (3) Borrower deposits with Lender reserves sufficient to pay the contested Imposition, if requested by Lender, and (4) Borrower furnishes whatever additional security is required in the proceedings or is reasonably requested by Lender, which may include the delivery to Lender of the reserves established by Borrower to pay the contested Imposition.

      (e) Borrower shall promptly deliver to Lender a copy of all notices of, and invoices for, Impositions, and if Borrower pays any Imposition directly, Borrower shall promptly furnish to Lender receipts evidencing such payments.

      16. LIENS; ENCUMBRANCES. Borrower acknowledges that, to the extent provided in Section 21, the grant, creation or existence of any mortgage, deed of trust, deed to secure debt, security interest or other lien or encumbrance (a "Lien") on the Mortgaged Property (other than the lien of this Instrument) or on certain ownership interests in Borrower, whether voluntary, involuntary or by operation of law, and whether or not such Lien has priority over the lien of this Instrument, is a "Transfer" which constitutes an Event of Default and subjects Borrower to personal liability under the Note.

      17. PRESERVATION, MANAGEMENT AND MAINTENANCE OF MORTGAGED PROPERTY. Borrower (a) shall not commit waste or permit impairment or deterioration of the Mortgaged Property, (b) shall not abandon the Mortgaged Property, (c) shall restore or repair promptly, in a good and workmanlike manner, any damaged part of the Mortgaged Property to the equivalent of its original condition, or such other condition as Lender may approve in writing, whether or not insurance proceeds or condemnation awards are available to cover any costs of such restoration or repair, (d) shall keep the Mortgaged Property in good repair, including the replacement of Personalty and Fixtures with items of equal or better function and quality, (e) shall provide for professional management of the Mortgaged Property by a residential rental property manager satisfactory to Lender under a contract approved by Lender in writing, and (f) shall give notice to Lender of and, unless otherwise directed in writing by Lender, shall appear in and defend any action or proceeding purporting to affect the Mortgaged Property, Lender's security or Lender's rights under this Instrument. Borrower shall not (and shall not permit any tenant or other person to) remove, demolish or alter the Mortgaged Property or any part of the Mortgaged Property except in connection with the replacement of tangible Personalty.

      18. ENVIRONMENTAL HAZARDS.

      (a) Except for matters covered by a written program of operations and maintenance approved in writing by Lender (an "O&M Program") or matters described in Section 18(b), Borrower shall not cause or permit any of the following:

            (1) the presence, use, generation, release, treatment, processing, storage (including storage in above ground and underground storage tanks), handling, or disposal of any Hazardous Materials on or under the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property;

            (2) the transportation of any Hazardous Materials to, from, or across the Mortgaged Property;

            (3) any occurrence or condition on the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property, which occurrence or condition is or may be in violation of Hazardous Materials Laws; or

            (4) any violation of or noncompliance with the terms of any Environmental Permit with respect to the Mortgaged Property or any property of Borrower that is adjacent to the Mortgaged Property.

The matters described in clauses (1) through (4) above are referred to collectively in this Section 18 as "Prohibited Activities or Conditions".

      (b) Prohibited Activities and Conditions shall not include the safe and lawful use and storage of quantities of (1) pre-packaged supplies, cleaning materials and petroleum products customarily used in the operation and maintenance of comparable multifamily properties, (2) cleaning materials, personal grooming items and other items sold in pre-packaged containers for consumer use and used by tenants and occupants of residential dwelling units in the Mortgaged Property; and (3) petroleum products used in the operation and maintenance of motor vehicles from time to time located on the Mortgaged Property's parking areas, so long as all of the foregoing are used, stored, handled, transported and disposed of in compliance with Hazardous Materials Laws.

      (c) Borrower shall take all commercially reasonable actions (including the inclusion of appropriate provisions in any Leases executed after the date of this Instrument) to prevent its employees, agents, and contractors, and all tenants and other occupants from causing or permitting any Prohibited Activities or Conditions. Borrower shall not lease or allow the sublease or use of all or any portion of the Mortgaged Property to any tenant or subtenant for nonresidential use by any user that, in the ordinary course of its business, would cause or permit any Prohibited Activity or Condition.

      (d) If an O&M Program has been established with respect to Hazardous Materials, Borrower shall comply in a timely manner with, and cause all employees, agents, and contractors of Borrower and any other persons present on the Mortgaged Property to comply with the O&M Program. All costs of performance of Borrower's obligations under any O&M Program shall be paid by Borrower, and Lender's out-of-pocket costs incurred in connection with the monitoring and review of the O&M Program and Borrower's performance shall be paid by Borrower upon demand by Lender. Any such out-of-pocket costs of Lender which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section 12.

      (e) Borrower represents and warrants to Lender that, except as previously disclosed by Borrower to Lender in writing:

            (1) Borrower has not at any time engaged in, caused or permitted any Prohibited Activities or Conditions;

            (2) to the best of Borrower's knowledge after reasonable and diligent inquiry, no Prohibited Activities or Conditions exist or have existed;

            (3) except to the extent previously disclosed by Borrower to Lender in writing, the Mortgaged Property does not now contain any underground storage tanks, and, to the best of Borrower's knowledge after reasonable and diligent inquiry, the Mortgaged Property has not contained any underground storage tanks in the past. If there is an underground storage tank located on the Property which has been previously disclosed by Borrower to Lender in writing, that tank complies with all requirements of Hazardous Materials Laws;

            (4) Borrower has complied with all Hazardous Materials Laws, including all requirements for notification regarding releases of Hazardous Materials. Without limiting the generality of the foregoing, Borrower has obtained all Environmental Permits required for the operation of the Mortgaged Property in accordance with Hazardous Materials Laws now in effect and all such Environmental Permits are in full force and effect;

            (5) no event has occurred with respect to the Mortgaged Property that constitutes, or with the passing of time or the giving of notice would constitute, noncompliance with the terms of any Environmental Permit;

            (6) there are no actions, suits, claims or proceedings pending or, to the best of Borrower's knowledge after reasonable and diligent inquiry, threatened that involve the Mortgaged Property and allege, arise out of, or relate to any Prohibited Activity or Condition; and

            (7) Borrower has not received any complaint, order, notice of violation or other communication from any Governmental Authority with regard to air emissions, water discharges, noise emissions or Hazardous Materials, or any other environmental, health or safety matters affecting the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property.

The representations and warranties in this Section 18 shall be continuing representations and warranties that shall be deemed to be made by Borrower throughout the term of the loan evidenced by the Note, until the Indebtedness has been paid in full.

      (f) Borrower shall promptly notify Lender in writing upon the occurrence of any of the following events:

            (1)   Borrower's discovery of any Prohibited Activity or Condition;

            (2) Borrower's receipt of or knowledge of any complaint, order, notice of violation or other communication from any Governmental Authority or other person with regard to present or future alleged Prohibited Activities or Conditions or any other environmental, health or safety matters affecting the Mortgaged Property or any other property of Borrower that is adjacent to the Mortgaged Property; and

            (3) any representation or warranty in this Section 18 becomes untrue after the date of this Agreement.

Any such notice given by Borrower shall not relieve Borrower of, or result in a waiver of, any obligation under this Instrument, the Note, or any other Loan Document.

      (g) Borrower shall pay promptly the costs of any environmental inspections, tests or audits ("Environmental Inspections") required by Lender in connection with any foreclosure or deed in lieu of foreclosure, or as a condition of Lender's consent to any Transfer under Section 21, or required by Lender following a reasonable determination by Lender that Prohibited Activities or Conditions may exist. Any such costs incurred by Lender (including the fees and out-of-pocket costs of attorneys and technical consultants whether incurred in connection with any judicial or administrative process or otherwise) which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section 12. The results of all Environmental Inspections made by Lender shall at all times remain the property of Lender and Lender shall have no obligation to disclose or otherwise make available to Borrower or any other party such results or any other information obtained by Lender in connection with its Environmental Inspections. Lender hereby reserves the right, and Borrower hereby expressly authorizes Lender, to make available to any party, including any prospective bidder at a foreclosure sale of the Mortgaged Property, the results of any Environmental Inspections made by Lender with respect to the Mortgaged Property. Borrower consents to Lender notifying any party (either as part of a notice of sale or otherwise) of the results of any of Lender's Environmental Inspections. Borrower acknowledges that Lender cannot control or otherwise assure the truthfulness or accuracy of the results of any of its Environmental Inspections and that the release of such results to prospective bidders at a foreclosure sale of the Mortgaged Property may have a material and adverse effect upon the amount which a party may bid at such sale. Borrower agrees that Lender shall have no liability whatsoever as a result of delivering the results of any of its Environmental Inspections to any third party, and Borrower hereby releases and forever discharges Lender from any and all claims, damages, or causes of action, arising out of, connected with or incidental to the results of, the delivery of any of Lender's Environmental Inspections.

      (h) If any investigation, site monitoring, containment, clean-up, restoration or other remedial work ("Remedial Work") is necessary to comply with any Hazardous Materials Law or order of any Governmental Authority that has or acquires jurisdiction over the Mortgaged Property or the use, operation or improvement of the Mortgaged Property under any Hazardous Materials Law, Borrower shall, by the earlier of (1) the applicable deadline required by Hazardous Materials Law or (2) 30 days after notice from Lender demanding such action, begin performing the Remedial Work, and thereafter diligently prosecute it to completion, and shall in any event complete the work by the time required by applicable Hazardous Materials Law. If Borrower fails to begin on a timely basis or diligently prosecute any required Remedial Work, Lender may, at its option, cause the Remedial Work to be completed, in which case Borrower shall reimburse Lender on demand for the cost of doing so. Any reimbursement due from Borrower to Lender shall become part of the Indebtedness as provided in Section 12.

      (i) Borrower shall cooperate with any inquiry by any Governmental Authority and shall comply with any governmental or judicial order which arises from any alleged Prohibited Activity or Condition.

      (j) Borrower shall indemnify, hold harmless and defend (i) Lender, (ii) any prior owner or holder of the Note, (iii) the Loan Servicer, (iv) any prior Loan Servicer, (v) the officers, directors, shareholders, partners, employees and trustees of any of the foregoing, and (vi) the heirs, legal representatives, successors and assigns of each of the foregoing (collectively, the "Indemnitees") from and against all proceedings, claims, damages, penalties and costs (whether initiated or sought by Governmental Authorities or private parties), including fees and out of pocket expenses of attorneys and expert witnesses, investigatory fees, and remediation costs, whether incurred in connection with any judicial or administrative process or otherwise, arising directly or indirectly from any of the following:

            (1) any breach of any representation or warranty of Borrower in this Section 18;

            (2) any failure by Borrower to perform any of its obligations under this Section 18;

            (3) the existence or alleged existence of any Prohibited Activity or Condition;

            (4) the presence or alleged presence of Hazardous Materials on or under the Mortgaged Property or any property of Borrower that is adjacent to the Mortgaged Property; and

            (5)   the actual or alleged  violation  of any  Hazardous  Materials
                  Law.

      (k) Counsel selected by Borrower to defend Indemnitees shall be subject to the approval of those Indemnitees. However, any Indemnitee may elect to defend any claim or legal or administrative proceeding at the Borrower's expense.

      (l) Borrower shall not, without the prior written consent of those Indemnitees who are named as parties to a claim or legal or administrative proceeding (a "Claim"), settle or compromise the Claim if the settlement (1) results in the entry of any judgment that does not include as an unconditional term the delivery by the claimant or plaintiff to Lender of a written release of those Indemnitees, satisfactory in form and substance to Lender; or (2) may materially and adversely affect Lender, as determined by Lender in its discretion.

      (m) Borrower's obligation to indemnify the Indemnitees shall not be limited or impaired by any of the following, or by any failure of Borrower or any guarantor to receive notice of or consideration for any of the following:

            (1) any amendment or modification of any Loan Document;

            (2) any extensions of time for performance required by any Loan Document;

            (3) any provision in any of the Loan Documents limiting Lender's recourse to property securing the Indebtedness, or limiting the personal liability of Borrower or any other party for payment of all or any part of the Indebtedness;

            (4)   the  accuracy  or  inaccuracy  of  any   representations   and
                  warranties made by Borrower under this Instrument or any other Loan Document;

            (5) the release of Borrower or any other person, by Lender or by operation of law, from performance of any obligation under any Loan Document;

            (6) the release or substitution in whole or in part of any security for the Indebtedness; and

            (7) Lender's failure to properly perfect any lien or security interest given as security for the Indebtedness.

      (n) Borrower shall, at its own cost and expense, do all of the following:

            (1) pay or satisfy any judgment or decree that may be entered against any Indemnitee or Indemnitees in any legal or administrative proceeding incident to any matters against which Indemnitees are entitled to be indemnified under this
                  Section 18;

            (2) reimburse Indemnitees for any expenses paid or incurred in connection with any matters against which Indemnitees are entitled to be indemnified under this Section 18; and

            (3) reimburse Indemnitees for any and all expenses, including fees and out of pocket expenses of attorneys and expert witnesses, paid or incurred in connection with the enforcement by Indemnitees of their rights under this Section 18, or in monitoring and participating in any legal or administrative proceeding.

      (o) In any circumstances in which the indemnity under this Section 18 applies, Lender may employ its own legal counsel and consultants to prosecute, defend or negotiate any claim or legal or administrative proceeding and Lender, with the prior written consent of Borrower (which shall not be unreasonably withheld, delayed or conditioned) may settle or compromise any action or legal or administrative proceeding. Borrower shall reimburse Lender upon demand for all costs and expenses incurred by Lender, including all costs of settlements entered into in good faith, and the fees and out of pocket expenses of such attorneys and consultants.

      (p) The provisions of this Section 18 shall be in addition to any and all other obligations and liabilities that Borrower may have under applicable law or under other Loan Documents, and each Indemnitee shall be entitled to indemnification under this Section 18 without regard to whether Lender or that Indemnitee has exercised any rights against the Mortgaged Property or any other security, pursued any rights against any guarantor, or pursued any other rights available under the Loan Documents or applicable law. If Borrower consists of more than one person or entity, the obligation of those persons or entities to indemnify the Indemnitees under this Section 18 shall be joint and several. The obligation of Borrower to indemnify the Indemnitees under this Section 18 shall survive any repayment or discharge of the Indebtedness, any foreclosure proceeding, any foreclosure sale, any delivery of any deed in lieu of foreclosure, and any release of record of the lien of this Instrument.

      19. PROPERTY AND LIABILITY INSURANCE.

      (a) Borrower shall keep the Improvements insured at all times against such hazards as Lender may from time to time require, which insurance shall include but not be limited to coverage against loss by fire and allied perils, general boiler and machinery coverage, and business income coverage. Lender's insurance requirements may change from time to time throughout the term of the Indebtedness. If Lender so requires, such insurance shall also include sinkhole insurance, mine subsidence insurance, earthquake insurance, and, if the Mortgaged Property does not conform to applicable zoning or land use laws, building ordinance or law coverage. If any of the Improvements is located in an area identified by the Federal Emergency Management Agency (or any successor to that agency) as an area having special flood hazards, and if flood insurance is available in that area, Borrower shall insure such Improvements against loss by flood.

      (b) All premiums on insurance policies required under Section 19(a) shall be paid in the manner provided in Section 7, unless Lender has designated in writing another method of payment. All such policies shall also be in a form approved by Lender. All policies of property damage insurance shall include a non-contributing, non-reporting mortgage clause in favor of, and in a form approved by, Lender. Lender shall have the right to hold the original policies or duplicate original policies of all insurance required by Section 19(a). Borrower shall promptly deliver to Lender a copy of all renewal and other notices received by Borrower with respect to the policies and all receipts for paid premiums. At least 30 days prior to the expiration date of a policy, Borrower shall deliver to Lender the original (or a duplicate original) of a renewal policy in form satisfactory to Lender.

      (c) Borrower shall maintain at all times commercial general liability insurance, workers' compensation insurance and such other liability, errors and omissions and fidelity insurance coverages as Lender may from time to time require.

      (d) All insurance policies and renewals of insurance policies required by this Section 19 shall be in such amounts and for such periods as Lender may from time to time require, and shall be issued by insurance companies satisfactory to Lender.

      (e) Borrower shall comply with all insurance requirements and shall not permit any condition to exist on the Mortgaged Property that would invalidate any part of any insurance coverage that this Instrument requires Borrower to maintain.

      (f) In the event of loss, Borrower shall give immediate written notice to the insurance carrier and to Lender. Borrower hereby authorizes and appoints Lender as attorney-in-fact for Borrower to make proof of loss, to adjust and compromise any claims under policies of property damage insurance, to appear in and prosecute any action arising from such property damage insurance policies, to collect and receive the proceeds of property damage insurance, and to deduct from such proceeds Lender's expenses incurred in the collection of such proceeds. This power of attorney is coupled with an interest and therefore is irrevocable. However, nothing contained in this Section 19 shall require Lender to incur any expense or take any action. Lender may, at Lender's option, (1) hold the balance of such proceeds to be used to reimburse Borrower for the cost of restoring and repairing the Mortgaged Property to the equivalent of its original condition or to a condition approved by Lender (the "Restoration"), or
(2) apply the balance of such proceeds to the payment of the Indebtedness, whether or not then due. To the extent Lender determines to apply insurance proceeds to Restoration, Lender shall do so in accordance with Lender's then-current policies relating to the restoration of casualty damage on similar multifamily properties.

      (g) Lender shall not exercise its option to apply insurance proceeds to the payment of the Indebtedness if all of the following conditions are met: (1) no Event of Default (or any event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default) has occurred and is continuing; (2) Lender determines, in its discretion, that there will be sufficient funds to complete the Restoration; (3) Lender determines, in its discretion, that the rental income from the Mortgaged Property after completion of the Restoration will be sufficient to meet all operating costs and other expenses, Imposition Deposits, deposits to reserves and loan repayment obligations relating to the Mortgaged Property; and (4) Lender determines, in its discretion, that the Restoration will be completed before the earlier of (A) one year before the maturity date of the Note or (B) one year after the date of the loss or casualty.

      (h) If the Mortgaged Property is sold at a foreclosure sale or Lender acquires title to the Mortgaged Property, Lender shall automatically succeed to all rights of Borrower in and to any insurance policies and unearned insurance premiums and in and to the proceeds resulting from any damage to the Mortgaged Property prior to such sale or acquisition.

      20. CONDEMNATION.

      (a) Borrower shall promptly notify Lender of any action or proceeding relating to any condemnation or other taking, or conveyance in lieu thereof, of all or any part of the Mortgaged Property, whether direct or indirect (a "Condemnation"). Borrower shall appear in and prosecute or defend any action or proceeding relating to any Condemnation unless otherwise directed by Lender in writing. Borrower authorizes and appoints Lender as attorney-in-fact for Borrower to commence, appear in and prosecute, in Lender's or Borrower's name, any action or proceeding relating to any Condemnation and to settle or compromise any claim in connection with any Condemnation. This power of attorney is coupled with an interest and therefore is irrevocable. However, nothing contained in this Section 20 shall require Lender to incur any expense or take any action. Borrower hereby transfers and assigns to Lender all right, title and interest of Borrower in and to any award or payment with respect to (i) any Condemnation, or any conveyance in lieu of Condemnation, and (ii) any damage to the Mortgaged Property caused by governmental action that does not result in a Condemnation.

      (b) Lender may apply such awards or proceeds, after the deduction of Lender's expenses incurred in the collection of such amounts, at Lender's option, to the restoration or repair of the Mortgaged Property or to the payment of the Indebtedness, with the balance, if any, to Borrower. Unless Lender otherwise agrees in writing, any application of any awards or proceeds to the Indebtedness shall not extend or postpone the due date of any monthly installments referred to in the Note, Section 7 of this Instrument or any Collateral Agreement, or change the amount of such installments. Borrower agrees to execute such further evidence of assignment of any awards or proceeds as Lender may require.

      21. TRANSFERS OF THE MORTGAGED PROPERTY OR INTERESTS IN BORROWER. [RIGHT TO UNLIMITED TRANSFERS -- WITH LENDER APPROVAL].

      (a) The occurrence of any of the following events shall constitute an Event of Default under this Instrument:

            (1) a Transfer of all or any part of the Mortgaged Property or any interest in the Mortgaged Property;

            (2) if Borrower is a limited partnership, a Transfer of (A) any general partnership interest, or (B) limited partnership interests in Borrower that would cause the Initial Owners of Borrower to own less than 51% of all limited partnership interests in Borrower;

            (3) if Borrower is a general partnership or a joint venture, a Transfer of any general partnership or joint venture interest in Borrower;

            (4) if Borrower is a limited liability company, a Transfer of (A) any membership interest in Borrower which would cause the Initial Owners to own less than 51% of all the membership interests in Borrower, or (B) any membership or other interest of a manager in Borrower;

            (5) if Borrower is a corporation, (A) the Transfer of any voting stock in Borrower which would cause the Initial Owners to own less than 51% of any class of voting stock in Borrower or (B) if the outstanding voting stock in Borrower is held by 100 or more shareholders, one or more transfers by a single transferor within a 12-month period affecting an aggregate of 5% or more of that stock;

            (6) if Borrower is a trust, (A) a Transfer of any beneficial interest in Borrower which would cause the Initial Owners to own less than 51% of all the beneficial interests in Borrower, or (B) the termination or revocation of the trust, or (C) the removal, appointment or substitution of a trustee of Borrower; and

            (7) a Transfer of any interest in a Controlling Entity which, if such Controlling Entity were Borrower, would result in an Event of Default under any of Sections 21(a)(1) through (6) above.

Lender shall not be required to demonstrate any actual impairment of its security or any increased risk of default in order to exercise any of its remedies with respect to an Event of Default under this Section 21.

      (b) The occurrence of any of the following events shall not constitute an Event of Default under this Instrument, notwithstanding any provision of Section 21(a) to the contrary:

            (1) a Transfer to which Lender has consented;

            (2) a Transfer that occurs by devise, descent, or by operation of law upon the death of a natural person;

            (3) the grant of a leasehold interest in an individual dwelling unit for a term of two years or less not containing an option to purchase;

            (4) a Transfer of obsolete or worn out Personalty or Fixtures that are contemporaneously replaced by items of equal or better function and quality, which are free of liens, encumbrances and security interests other than those created by the Loan Documents or consented to by Lender;

            (5) the grant of an easement, if before the grant Lender determines that the easement will not materially affect the operation or value of the Mortgaged Property or Lender's interest in the Mortgaged Property, and Borrower pays to Lender, upon demand, all costs and expenses incurred by Lender in connection with reviewing Borrower's request; and

            (6) the creation of a mechanic's, materialman's, or judgment lien against the Mortgaged Property which is released of record or otherwise remedied to Lender's satisfaction within 30 days of the date of creation.

      (c) Lender shall consent, without any adjustment to the rate at which the Indebtedness secured by this Instrument bears interest or to any other economic terms of the Indebtedness, to a Transfer that would otherwise violate this
Section 21 if, prior to the Transfer, Borrower has satisfied each of the following requirements:

            (1) the submission to Lender of all information required by Lender to make the determination required by this Section 21(c);

            (2)   the absence of any Event of Default;

            (3) the transferee meets all of the eligibility, credit, management and other standards (including but not limited to any standards with respect to previous relationships between Lender and the transferee and the organization of the transferee) customarily applied by Lender at the time of the proposed Transfer to the approval of borrowers in connection with the origination or purchase of similar mortgages on multifamily properties;

            (4) the Mortgaged Property, at the time of the proposed Transfer, meets all standards as to its physical condition that are customarily applied by Lender at the time of the proposed Transfer to the approval of properties in connection with the origination or purchase of similar mortgages on multifamily properties;

            (5) in the case of a Transfer of all or any part of the Mortgaged Property, (A) the execution by the transferee of an assumption agreement that is acceptable to Lender and that, among other things, requires the transferee to perform all obligations of Borrower set forth in the Note, this Instrument and any other Loan Documents, and may require that the transferee comply with any provisions of this Instrument or any other Loan Document which previously may have been waived by Lender, and
                  (B) if a guaranty has been executed and delivered in connection with the Note, this Instrument or any of the other Loan Documents, the transferee causes one or more individuals or entities acceptable to Lender to execute and deliver to Lender a guaranty in a form acceptable to Lender;

            (6) in the case of a Transfer of any interest in a Controlling Entity, if a guaranty has been executed and delivered in connection with the Note, this Instrument or any of the other Loan Documents, the Borrower causes one or more individuals or entities acceptable to Lender to execute and deliver to Lender a guaranty in a form acceptable to Lender; and

            (7)   Lender's receipt of all of the following:

                  (A) a review fee in the amount of $3,000.00;

                  (B) a transfer fee in an amount equal to 1% of the unpaid principal balance of the Indebtedness immediately before the applicable Transfer; and

                  (C) the amount of Lender's out-of-pocket costs (including reasonable attorneys' fees) incurred in reviewing the Transfer request.

      22. EVENTS OF DEFAULT. The occurrence of any one or more of the following shall constitute an Event of Default under this Instrument:

      (a) any failure by Borrower to pay or deposit when due any amount required by the Note, this Instrument or any other Loan Document;

      (b) any failure by Borrower to maintain the insurance coverage required by
Section 19;

      (c) any failure by Borrower to comply with the provisions of Section 33;

      (d) fraud or material misrepresentation or material omission by Borrower, any of its officers, directors, trustees, general partners or managers or any guarantor in connection with (A) the application for or creation of the Indebtedness, (B) any financial statement, rent roll, or other report or information provided to Lender during the term of the Indebtedness, or (C) any request for Lender's consent to any proposed action, including a request for disbursement of funds under any Collateral Agreement;

      (e) any Event of Default under Section 21;

      (f) the commencement of a forfeiture action or proceeding, whether civil or criminal, which, in Lender's reasonable judgment, could result in a forfeiture of the Mortgaged Property or otherwise materially impair the lien created by this Instrument or Lender's interest in the Mortgaged Property;

      (g) any failure by Borrower to perform any of its obligations under this Instrument (other than those specified in Sections 22(a) through (f)), as and when required, which continues for a period of 30 days after notice of such failure by Lender to Borrower. However, no such notice or grace period shall apply in the case of any such failure which could, in Lender's judgment, absent immediate exercise by Lender of a right or remedy under this Instrument, result in harm to Lender, impairment of the Note or this Instrument or any other security given under any other Loan Document;

      (h) any failure by Borrower to perform any of its obligations as and when required under any Loan Document other than this Instrument which continues beyond the applicable cure period, if any, specified in that Loan Document;

      (i) any exercise by the holder of any debt instrument secured by a mortgage, deed of trust or deed to secure debt on the Mortgaged Property of a right to declare all amounts due under that debt instrument immediately due and payable; and

      (j) Borrower voluntarily files for bankruptcy protection under the United States Bankruptcy Code or voluntarily becomes subject to any reorganization, receivership, insolvency proceeding or other similar proceeding pursuant to any other federal or state law affecting debtor and creditor rights, or an involuntary case is commenced against Borrower by any creditor (other than Lender) of Borrower pursuant to the United States Bankruptcy Code or other federal or state law affecting debtor and creditor rights and is not dismissed or discharged within 60 days after filing.

      23. REMEDIES CUMULATIVE. Each right and remedy provided in this Instrument is distinct from all other rights or remedies under this Instrument or any other Loan Document or afforded by applicable law, and each shall be cumulative and may be exercised concurrently, independently, or successively, in any order.

      24. FORBEARANCE.

      (a) Lender may (but shall not be obligated to) agree with Borrower, from time to time, and without giving notice to, or obtaining the consent of, or having any effect upon the obligations of, any guarantor or other third party obligor, to take any of the following actions: extend the time for payment of all or any part of the Indebtedness; reduce the payments due under this Instrument, the Note, or any other Loan Document; release anyone liable for the payment of any amounts under this Instrument, the Note, or any other Loan Document; accept a renewal of the Note; modify the terms and time of payment of the Indebtedness; join in any extension or subordination agreement; release any Mortgaged Property; take or release other or additional security; modify the rate of interest or period of amortization of the Note or change the amount of the monthly installments payable under the Note; and otherwise modify this Instrument, the Note, or any other Loan Document.

      (b) Any forbearance by Lender in exercising any right or remedy under the Note, this Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of any right or remedy. The acceptance by Lender of payment of all or any part of the Indebtedness after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments on account of the Indebtedness or to exercise any remedies for any failure to make prompt payment. Enforcement by Lender of any security for the Indebtedness shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right available to Lender. Lender's receipt of any awards or proceeds under Sections 19 and 20 shall not operate to cure or waive any Event of Default.

      25. LOAN CHARGES. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower is interpreted so that any charge provided for in any Loan Document, whether considered separately or together with other charges levied in connection with any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the principal of the Indebtedness. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness which constitutes interest, as well as all other charges levied in connection with the Indebtedness which constitute interest, shall be deemed to be allocated and spread over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

      26. WAIVER OF STATUTE OF LIMITATIONS. Borrower hereby waives the right to assert any statute of limitations as a bar to the enforcement of the lien of this Instrument or to any action brought to enforce any Loan Document.

      27. WAIVER OF MARSHALLING. Notwithstanding the existence of any other security interests in the Mortgaged Property held by Lender or by any other party, Lender shall have the right to determine the order in which any or all of the Mortgaged Property shall be subjected to the remedies provided in this Instrument, the Note, any other Loan Document or applicable law. Lender shall have the right to determine the order in which any or all portions of the Indebtedness are satisfied from the proceeds realized upon the exercise of such remedies. Borrower and any party who now or in the future acquires a security interest in the Mortgaged Property and who has actual or constructive notice of this Instrument waives any and all right to require the marshalling of assets or to require that any of the Mortgaged Property be sold in the inverse order of alienation or that any of the Mortgaged Property be sold in parcels or as an entirety in connection with the exercise of any of the remedies permitted by applicable law or provided in this Instrument.

      28. FURTHER ASSURANCES. Borrower shall execute, acknowledge, and deliver, at its sole cost and expense, all further acts, deeds, conveyances, assignments, estoppel certificates, financing statements, transfers and assurances as Lender may require from time to time in order to better assure, grant, and convey to Lender the rights intended to be granted, now or in the future, to Lender under this Instrument and the Loan Documents.

      29. ESTOPPEL CERTIFICATE. Within 10 days after a request from Lender, Borrower shall deliver to Lender a written statement, signed and acknowledged by Borrower, certifying to Lender or any person designated by Lender, as of the date of such statement, (i) that the Loan Documents are unmodified and in full force and effect (or, if there have been modifications, that the Loan Documents are in full force and effect as modified and setting forth such modifications);
(ii) the unpaid principal balance of the Note; (iii) the date to which interest under the Note has been paid; (iv) that Borrower is not in default in paying the Indebtedness or in performing or observing any of the covenants or agreements contained in this Instrument or any of the other Loan Documents (or, if the Borrower is in default, describing such default in reasonable detail); (v) whether or not there are then existing any setoffs or defenses known to Borrower against the enforcement of any right or remedy of Lender under the Loan Documents; and (vi) any additional facts requested by Lender.

      30. GOVERNING LAW; CONSENT TO JURISDICTION AND VENUE.

      (a) This Instrument, and any Loan Document which does not itself expressly identify the law that is to apply to it, shall be governed by the laws of the jurisdiction in which the Land is located (the "Property Jurisdiction").

      (b) Borrower agrees that any controversy arising under or in relation to the Note, this Instrument, or any other Loan Document shall be litigated exclusively in the Property Jurisdiction. The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to the Note, any security for the Indebtedness, or any other Loan Document. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      31. NOTICE.

      (a) All notices, demands and other communications ("notice") under or concerning this Instrument shall be in writing. Each notice shall be addressed to the intended recipient at its address set forth in this Instrument, and shall be deemed given on the earliest to occur of (1) the date when the notice is received by the addressee; (2) the first Business Day after the notice is delivered to a recognized overnight courier service, with arrangements made for payment of charges for next Business Day delivery; or (3) the third Business Day after the notice is deposited in the United States mail with postage prepaid, certified mail, return receipt requested. As used in this Section 31, the term "Business Day" means any day other than a Saturday, a Sunday or any other day on which Lender is not open for business.

      (b) Any party to this Instrument may change the address to which notices intended for it are to be directed by means of notice given to the other party in accordance with this Section 31. Each party agrees that it will not refuse or reject delivery of any notice given in accordance with this Section 31, that it will acknowledge, in writing, the receipt of any notice upon request by the other party and that any notice rejected or refused by it shall be deemed for purposes of this Section 31 to have been received by the rejecting party on the date so refused or rejected, as conclusively established by the records of the U.S. Postal Service or the courier service.

      (c) Any notice under the Note and any other Loan Document which does not specify how notices are to be given shall be given in accordance with this
Section 31.

      32. SALE OF NOTE; CHANGE IN SERVICER. The Note or a partial interest in the Note (together with this Instrument and the other Loan Documents) may be sold one or more times without prior notice to Borrower. A sale may result in a change of the Loan Servicer. There also may be one or more changes of the Loan Servicer unrelated to a sale of the Note. If there is a change of the Loan Servicer, Borrower will be given notice of the change.

      33. SINGLE ASSET BORROWER. Until the Indebtedness is paid in full, Borrower (a) shall not acquire any real or personal property other than the Mortgaged Property and personal property related to the operation and maintenance of the Mortgaged Property; (b) shall not operate any business other than the management and operation of the Mortgaged Property; and (c) shall not maintain its assets in a way difficult to segregate and identify.

      34. SUCCESSORS AND ASSIGNS BOUND. This Instrument shall bind, and the rights granted by this Instrument shall inure to, the respective successors and assigns of Lender and Borrower. However, a Transfer not permitted by Section 21 shall be an Event of Default.

      35. JOINT AND SEVERAL LIABILITY. If more than one person or entity signs this Instrument as Borrower, the obligations of such persons and entities shall be joint and several.

      36. RELATIONSHIP OF PARTIES; NO THIRD PARTY BENEFICIARY.

      (a) The relationship between Lender and Borrower shall be solely that of creditor and debtor, respectively, and nothing contained in this Instrument shall create any other relationship between Lender and Borrower.

      (b) No creditor of any party to this Instrument and no other person shall be a third party beneficiary of this Instrument or any other Loan Document. Without limiting the generality of the preceding sentence, (1) any arrangement (a "Servicing Arrangement") between the Lender and any Loan Servicer for loss sharing or interim advancement of funds shall constitute a contractual obligation of such Loan Servicer that is independent of the obligation of Borrower for the payment of the Indebtedness, (2) Borrower shall not be a third party beneficiary of any Servicing Arrangement, and (3) no payment by the Loan Servicer under any Servicing Arrangement will reduce the amount of the Indebtedness.

            37. SEVERABILITY; AMENDMENTS. The invalidity or unenforceability of any provision of this Instrument shall not affect the validity or enforceability of any other provision, and all other provisions shall remain in full force and effect. This Instrument contains the entire agreement among the parties as to the rights granted and the obligations assumed in this Instrument. This Instrument may not be amended or modified except by a writing signed by the party against whom enforcement is sought; provided, however, that in the event of a Transfer, any or some or all of the Modifications to Instrument set forth in Exhibit B (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

      38. CONSTRUCTION. The captions and headings of the sections of this Instrument are for convenience only and shall be disregarded in construing this Instrument. Any reference in this Instrument to an "Exhibit" or a "Section" shall, unless otherwise explicitly provided, be construed as referring, respectively, to an Exhibit attached to this Instrument or to a Section of this Instrument. All Exhibits attached to or referred to in this Instrument are incorporated by reference into this Instrument. Any reference in this Instrument to a statute or regulation shall be construed as referring to that statute or regulation as amended from time to time. Use of the singular in this Agreement includes the plural and use of the plural includes the singular. As used in this Instrument, the term "including" means "including, but not limited to."

      39. LOAN SERVICING. All actions regarding the servicing of the loan evidenced by the Note, including the collection of payments, the giving and receipt of notice, inspections of the Property, inspections of books and records, and the granting of consents and approvals, may be taken by the Loan Servicer unless Borrower receives notice to the contrary. If Borrower receives conflicting notices regarding the identity of the Loan Servicer or any other subject, any such notice from Lender shall govern.

      40. DISCLOSURE OF INFORMATION. Lender may furnish information regarding Borrower or the Mortgaged Property to third parties with an existing or prospective interest in the servicing, enforcement, evaluation, performance, purchase or securitization of the Indebtedness, including but not limited to trustees, master servicers, special servicers, rating agencies, and organizations maintaining databases on the underwriting and performance of multifamily mortgage loans. Borrower irrevocably waives any and all rights it may have under applicable law to prohibit such disclosure, including but not limited to any right of privacy.

      41. NO CHANGE IN FACTS OR CIRCUMSTANCES. All information in the application for the loan submitted to Lender (the "Loan Application") and in all financial statements, rent rolls, reports, certificates and other documents submitted in connection with the Loan Application are complete and accurate in all material respects. There has been no material adverse change in any fact or circumstance that would make any such information incomplete or inaccurate.

      42. SUBROGATION. If, and to the extent that, the proceeds of the loan evidenced by the Note are used to pay, satisfy or discharge any obligation of Borrower for the payment of money that is secured by a pre-existing mortgage, deed of trust or other lien encumbering the Mortgaged Property (a "Prior Lien"), such loan proceeds shall be deemed to have been advanced by Lender at Borrower's request, and Lender shall automatically, and without further action on its part, be subrogated to the rights, including lien priority, of the owner or holder of the obligation secured by the Prior Lien, whether or not the Prior Lien is released.

      43. ACCELERATION; REMEDIES. At any time during the existence of an Event of Default, Lender, at Lender's option, may declare the Indebtedness to be immediately due and payable without further demand, and may invoke the power of sale and any other remedies permitted by Maryland law or provided in this Instrument or in any other Loan Document. Borrower acknowledges that the power of sale granted in this Instrument may be exercised by Lender without prior judicial hearing. Lender shall be entitled to collect all costs and expenses incurred in pursuing such remedies, including attorneys' fees, costs of documentary evidence, abstracts and title reports.

      If Lender invokes the power of sale, Lender shall mail or cause Trustee to mail written notice of sale to Borrower in the manner prescribed by Maryland law. Trustee shall give notice of sale and shall sell the Mortgaged Property according to Maryland law. Trustee may sell the Mortgaged Property at the time and place and under the terms designated in the notice of sale in one or more parcels and in such order as Trustee may determine. Trustee may postpone sale of all or any part of the Mortgaged Property by public announcement at the time and place of any previously scheduled sale. Lender or Lender's designee may purchase the Mortgaged Property at any sale.

      Trustee shall deliver to the purchaser at the sale, within a reasonable time after the sale, a deed conveying the Mortgaged Property so sold without any express or implied covenant or warranty. The recitals in Trustee's deed shall be prima facie evidence of the truth of the statements made in those recitals. Trustee shall apply the proceeds of the sale in the following order: (a) to all costs and expenses of the sale, including Trustee's fees not to exceed 5% of the gross sale price, attorneys' fees and costs of title evidence; (b) to the Indebtedness in such order as Lender, in Lender's discretion, directs; and (c) the excess, if any, to the person or persons legally entitled to the excess.

      Borrower hereby assents to the passage of a decree for the sale of the Mortgaged Property pursuant to Lender's exercise of its rights under this Section.

      44. RELEASE. Upon payment of the Indebtedness, Lender or Trustee shall release this Instrument. Borrower shall pay Lender's or Trustee's reasonable costs incurred in releasing this Instrument.

      45. SUBSTITUTE TRUSTEE. Lender, at Lender's option, may from time to time remove Trustee and appoint a successor trustee by an instrument recorded in the city or county in which this Instrument is recorded. Without conveyance of the Mortgaged Property, the successor trustee shall succeed to all the title, power and duties conferred upon the Trustee in this Instrument and by applicable law.

      46. PROTECTIVE PAYMENTS. Any amounts disbursed by Lender under Section 12, or under any other provision of this Instrument that treats such disbursement as being made under Section 12, shall be immediately due and payable, shall bear interest from the date of disbursement until paid at the "Default Rate", as defined in the Note, and, together with the interest thereon, shall be a lien on the Mortgaged Property and secured by this Instrument. This Section shall supersede Section 12(b).

      47. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) COVENANTS AND AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS INSTRUMENT OR THE RELATIONSHIP BETWEEN THE PARTIES AS BORROWER AND LENDER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Instrument:

            ----
             X      Exhibit A      Description of the Land (required).
            ----

            ----
             X      Exhibit B      Modifications to Instrument
            ----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

                                    LAZY HOLLOW PARTNERS, a California
                                       general partnership

                                    By:   Angeles Realty Corporation II, a
                                          California corporation, its
                                          managing general partner



                                          By:  /s/Patti K. Fielding
                                               Patti K. Fielding (SEAL)
                                               Executive Vice President



STATE OF COLORADO

CITY and COUNTY OF DENVER, to-wit:

      I hereby certify that on this 27th day of March, 2003, before me, the subscriber, a Notary Public of the State of Colorado, in and for the City/County of Denver, personally appeared Patti K. Fielding, who acknowledged herself to be the Executive Vice President of Angeles Realty Corporation II, a California corporation, managing general partner of Lazy Hollow Partners, a California general partnership, and on behalf of said general partnership did acknowledge that she, as such Executive Vice President being authorized so to do, executed the foregoing instrument for the purposes therein contained, by signing the name of the general partnership by herself as Executive Vice President.

      As Witness:  my hand and notarial seal.

My commission expires:August 2, 2006

                                                  /s/Cathleen M. O'Donnell
                                                  Cahtleen M. O'Donnell
                                                  Notary Public

                             ATTORNEY CERTIFICATION

      I hereby certify that this instrument was prepared by or under the supervision of the undersigned, an attorney duly admitted to practice before the Court of Appeals of Maryland.



                                /s/Drew S. Reiferson
                                Drew S. Reiferson

                                    EXHIBIT A

                            [DESCRIPTION OF THE LAND]

                                    EXHIBIT B

                      Modifications to Security Instrument

The following modifications are made to the text of the Instrument that precedes this Exhibit:

1. Section 18(d) of the Security Instrument will be revised to add the following to the end of the paragraph:

            Borrower has provided Lender with a moisture management and control program ("Moisture Management Program") that has been approved by Lender and such plan or agreement shall constitute an "O&M Program" for the purposes of this Instrument and any other Loan Documents. The Moisture Management Program must include procedures for periodic reviews of storage areas on the lower levels of each building and the taking of necessary action so as to prevent the re-occurrence of mold in those areas. Without limiting any other provision of this Instrument or any other of the Loan Documents, any failure on the part of Borrower to comply with the Moisture Management Program, shall constitute a Prohibited Activity or Condition.

2. AIMCO STANDARD.

A. Section 1(i) is changed to read as follows:

                  (i) "Hazardous  Materials Laws" means all federal,  state, and local laws, ordinances, rules, regulations, administrative rulings, court judgments, and decrees, and all mandatory standards, policies and other governmental requirements in effect now or in the future, including all amendments, that relate to Hazardous Materials and apply to Borrower or to the Mortgaged Property. Hazardous Materials Laws include, but are not limited to, the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C.
            Section 9601, et seq., the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901, et seq., the Toxic Substance Control Act, 15 U.S.C. Section 2601, et seq., the Clean Water Act, 33 U.S.C. Section 1251, et seq., and the Hazardous Materials Transportation Act, 49 U.S.C. Section 5101, and their state analogs.

B. Section 1(v) is modified to read as follows:

                  (v) "Personalty" means all furniture, furnishings,  equipment, machinery, building materials, appliances, goods, supplies, tools, books, records (whether in written or electronic form), computer equipment (hardware and software) and other tangible personal property (other than Fixtures) which are used now or in the future exclusively in connection with the ownership, management or operation of the Land or the Improvements or are located on the Land or in the Improvements, and any operating agreements relating to the Land or the Improvements, and any surveys, plans and specifications and contracts for architectural, engineering and construction services relating to the Land or the Improvements and all other intangible property and rights exclusively relating to the operation of, or used exclusively in connection with, the Land or the Improvements including all governmental permits relating to any activities on the Land.

C. The second sentence of Section 2 is modified to read as follows:

            Borrower shall execute and deliver to Lender, upon Lender's request, financing statements, continuation statements and amendments, in such form as Lender reasonably may require to perfect or continue the perfection of this security interest. Borrower shall pay all filing costs and all costs and expenses of any record searches for financing statements that Lender reasonably may require.

D. Section 4(b) is changed to read as follows:

                  (b) Until Lender gives notice to Borrower of Lender's exercise of its rights under this Section 4, Borrower shall have all rights, power and authority granted to Borrower under any Lease (except as otherwise limited by this Section or any other provision of this Instrument), including the right, power and authority to modify the terms of any Lease or extend or terminate any Lease. Upon the occurrence and during the continuance of an Event of Default, the permission given to Borrower pursuant to the preceding sentence to exercise all rights, power and authority under Leases shall automatically terminate. Borrower shall comply with and observe Borrower's obligations under all Leases, including Borrower's obligations pertaining to the maintenance and disposition of tenant security deposits.

E. Section 7(c) is modified to read as follows:

                  (c) Notwithstanding the provisions of Section 7(a), Lender will not require Borrower to deposit with Lender amounts sufficient to accumulate with Lender the entire sum required to pay the water and sewer charges, Taxes, fire, hazard or other insurance premiums, and ground rents. At least annually, Borrower must provide Lender with proof of payment of all such Impositions for which Lender is not collecting Imposition Deposits. In the event that Borrower does not timely pay any of the Impositions, or fails to provide Lender with proof of such payment, or upon the occurrence of an Event of Default hereunder, or upon Borrower's failure to maintain the Mortgaged Property in a satisfactory manner in accordance with the requirements of this Instrument, then in any such events, Lender may require Borrower to deposit with Lender the Imposition Deposits as provided in Section 7(a).

F. Except in a case where Lender in its discretion determines that an emergency exists, Lender may take actions specified in Section 12(a) only if Lender has notified Borrower of Borrower's failure to perform any of its obligations under this Instrument or any other Loan Document and Borrower does not cure the failure within 10 days after such notice. If Lender so determines that an emergency exists, Lender shall notify Borrower of the action taken within ten days after the action is taken.

G.    Sections 14(b)(4) and 14(b)(5) are modified to read as follows:

            (4) within 120 days after the end of each fiscal year of Borrower, and at any other time upon Lender's request, a statement that identifies all owners of any interest in Borrower and each general partner in Borrower, and confirming that the ownership of each other Controlling Entity has not changed in a manner that violates Section 21(a);

            (5) promptly following Lender's request, quarterly income and expense statements for the Property relating to a quarterly period ending no later than 45 days before the request;

H. For purposes of Section 14(b), Borrower shall be deemed to have delivered any statement or document "upon Lender's request" if Borrower has delivered the document promptly following Lender's request.

I. Notwithstanding Section (14)(c), unless an Event of Default has occurred and is continuing, Lender may require that the financial statements required by Sections 14(b)(1), 14(b)(2) and 14(b)(3) be audited, but may not require that any other financial statements required by Section 14 be audited. Certification of a statement by the chief financial officer of the entity that is the subject of the statement or, in the case of a partnership, the chief financial officer of the general partner, will be acceptable to Lender as certification by an individual having authority to bind Borrower.

J.    Lender shall not have  Borrower's  books and records  audited  pursuant to
      Section 14(d) unless Lender has given Borrower notice specifying the statements, schedules and reports required by Section 14(b) that Borrower has failed to provide, and Borrower has not provided such statements by the expiration of ten days after such notice.

K. So long as Borrower is contesting the amount and validity of any Imposition other than insurance premiums diligently and in good faith as described in Section 15(d) and all of the conditions specified in clauses
      (1) through (4) of Section 15(d) are satisfied, Lender will refrain from applying Imposition Deposits to payment of the contested Imposition.

L.    Section 15(e) and Section 16 are modified to read as follows:

            15(e) Borrower shall promptly deliver to Lender a copy of all notices of, and invoices for Impositions, and if Borrower pays any Imposition directly (which Borrower has no obligation to do unless Imposition Deposits are insufficient and Lender has notified Borrower of that insufficiency), Borrower shall promptly furnish to Lender receipts evidencing such payments.

            16. LIENS; ENCUMBRANCES. Borrower acknowledges that, to the extent provided in Section 21, the grant, creation or existence of any mortgage, deed of trust, deed to secure debt, security interest or other lien or encumbrance (a "Lien") on the Mortgaged Property (other than (i) the lien of this Instrument, and (ii) the Subordinate Debt defined in Section HH of Exhibit B), or on certain ownership interests in Borrower, whether voluntary, involuntary or by operation of law, and whether or not such lien has priority over the lien of this Instrument, is a "Transfer" which constitutes an Event of Default and subjects Borrower to personal liability under the Note.

M. For purposes of Section 18(b), "pre-packaged supplies, cleaning materials and petroleum products customarily used in the operation and maintenance of comparable multifamily properties" shall include, without limitation, pool, spa, maintenance and gardening materials.

N. The second sentence of Section 18(c) is modified to read as follows:

            Borrower shall not lease or allow the sublease or use of all or any portion of the Mortgaged Property to any tenant or subtenant for nonresidential use by any user that, in the ordinary course of its business, would be reasonably expected to cause or permit any Prohibited Activity or Condition.

O. For purposes of Section 18(d), Borrower shall only be obligated to pay out-of-pocket expenses incurred by Lender in connection with the monitoring and review of an O&M Program and Borrower's performance to the extent such expenses are reasonable.

P. Borrower's representation and warranty in Section 18(e)(4) regarding requirements for notification regarding releases of Hazardous Materials shall relate only to such releases, if any, at the Mortgaged Property.

Q.    Section 18(e)(5) is modified to read as follows:

            (5) no event has occurred with respect to the Mortgaged Property that constitutes, or with the passing of time or the giving of notice would reasonably be expected to constitute, noncompliance with the terms of any Environmental Permit;

R. Section 18(g) is modified to read as follows:

                  (g) Borrower shall pay promptly the costs of any environmental inspections, tests or audits ("Environmental Inspections") required by Lender in connection with or in preparation for any foreclosure or deed in lieu of foreclosure. Borrower shall also pay promptly the reasonable costs of any Environmental Inspections required by Lender in connection with, or as a condition of Lender's consent to any Transfer under Section 21, or required by Lender following a reasonable determination by Lender that Prohibited Activities or Conditions may exist. Any such costs incurred by Lender (including the fees and out-of-pocket costs of attorneys and technical consultants whether incurred in connection with any judicial or administrative process or otherwise) which Borrower fails to pay promptly shall become an additional part of the Indebtedness as provided in Section 12. The results of all Environmental Inspections made by Lender in connection with or in preparation for any foreclosure or deed in lieu of foreclosure shall at all times remain the property of Lender and Lender shall have no obligation to disclose such results to or otherwise make such results available to Borrower or any other party. Lender will make available to Borrower the results of all other Environmental Inspections made by Lender. Lender hereby reserves the right, and Borrower hereby expressly authorizes Lender, to make available to any party, including any prospective bidder at a foreclosure sale of the Mortgaged Property, the results of any Environmental Inspections made by Lender with respect to the Mortgaged Property. Borrower consents to Lender notifying any party (either as part of a notice of sale or otherwise) of the results of any of Lender's Environmental Inspections. Except in the case of an Environmental Inspection performed in connection with a foreclosure or deed in lieu of foreclosure, or a disclosure of Environmental Inspection results that Lender is required by law to make, Lender shall notify Borrower of its intention to disclose such information and shall give Borrower ten days to provide supplemental information, explanations or corrections to accompany the disclosure. Borrower acknowledges that Lender cannot control or otherwise assure the truthfulness or accuracy of the results of any of its Environmental Inspections and that the release of such results to prospective bidders at a foreclosure sale of the Mortgaged Property may have a material and adverse effect upon the amount which a party may bid at such sale. Borrower agrees that Lender shall have no liability whatsoever as a result of delivering the results of any of its Environmental Inspections to any third party, and Borrower hereby releases and forever discharges Lender from any and all claims, damages, or causes of action, arising, out of, connected with or incidental to the results of, the delivery of any of Lender's Environmental Inspections.

S.    Lender  shall not  commence  Remedial  Work under the second  sentence  of
      Section 18(h) unless Lender has given Borrower notice of its intention to do so and Borrower has not begun performing the Remedial Work within 10 days after such notice.

T.    The following sentence is added at the end of Section 18(j):

            However, Borrower shall have no obligation to indemnify any of the foregoing parties to the extent that the proceedings, claims, damages, penalties or costs arise out of the gross negligence or willful misconduct of Lender, any prior owner or holder of the Note, the Loan Servicer or any prior Loan Servicer.

U. For purposes of Section 19(b), Lender will accept a duplicate original of any insurance policy.

V. For purposes of Section 19(d), an insurance company will be acceptable to Lender if it has a rating in Best's Key Rating Guide of at least "A-" and a financial size category of at least "v".

W.    Clause (2) of Section 19(g) is modified to read as follows:

            (2) Lender determines, in its discretion, that the combination of insurance proceeds and amounts provided by the Borrower will be sufficient to complete the Restoration.

X. For purposes of Section 19(h), Lender shall automatically succeed to rights of Borrower in and to insurance policies and unearned premiums only to the extent permitted by the applicable policies and insurance companies.

Y.    Intentionally omitted.

Z.    Section 21(a)(2) and (a)(3) are modified to read as follows:

(2)   if  Borrower  is a limited  partnership,  a Transfer  of (A) any general partnership interest (except for a Transfer to a Qualified REIT Subsidiary, as defined in Section
               856(i)(2) of the Internal  Revenue Code of 1986, of
               Apartment  Investment  and  Management  Company,  a
               Maryland corporation), or (B) limited partnership interests in Borrower that would cause the Initial
               Owners of Borrower to own less than 51% of all limited partnership interests in Borrower;

(3) if Borrower is a general partnership or joint venture, a Transfer of any general partnership interest (except for a Transfer to a Qualified REIT Subsidiary, as defined in Section 856(i)(2) of the Internal Revenue Code of 1986, of Apartment Investment and Management Company, a Maryland corporation.

AA.   New Sections  21(b)(7),  21(b)(8),  21(b)(9),  and 21(b)(10) are added, as follows:

            (7) The Transfer of any limited or general partnership interests in Borrower provided no Change of Control occurs as a result of such Transfer.

            (8) The Transfer of shares of common stock, limited partnership interests or other beneficial or ownership interests or other forms of securities in AIMCO REIT or AIMCO OP, and the issuance of all varieties of convertible debt, equity and other similar securities of AIMCO REIT or AIMCO OP, and the subsequent Transfer of such securities; provided, however, that no Change of Control occurs as a result of such Transfer, either upon such Transfer or upon the subsequent conversion to equity of such convertible debt or other securities.

            (9) The issuance by AIMCO REIT or AIMCO OP of additional common stock, limited partnership interests or other beneficial or ownership interests, convertible debt, equity and other similar securities, and the subsequent Transfer of such convertible debt or securities; provided, however, that no Change of Control occurs as the result of such Transfer, either upon such Transfer or upon the subsequent conversion to equity of such convertible debt or other securities.

            (10) So long as AIMCO REIT owns 100% of the stock of AIMCO-LP, Inc., a Transfer of limited partnership interests that results in AIMCO-LP, Inc. owning not less than 50.1% of the limited partnership interests in AIMCO OP.

BB. Section 21(b)(8) shall apply only to a Transfer of an interest in a Controlling Entity that is prohibited by Section 21(a)(7).

CC. A new Section 21(d) is added, as follows:

                  (d) For purposes of this Section 21, the following terms shall be defined as follows:

                  (1)   "Change of Control"  shall mean the earliest to occur of
                        (A) the date an Acquiring Person becomes (by acquisition, consolidation, merger or otherwise), directly or indirectly, the beneficial owner of more than forty percent (40%) of the total Voting Equity Capital of AIMCO REIT then outstanding, or (B) the date on which AIMCO REIT shall cease to hold (whether directly or indirectly through a wholly owned intermediary entity such as AIMCO-LP, Inc. or AIMCO-GP, Inc.) at least 50.1% of the limited partnership interests in AIMCO OP, or (C) the date on which AIMCO REIT shall cease for any reason to hold (whether directly or indirectly) (i) the interests in the
                        Managing General Partner held as of the date of this Instrument (as evidenced by organizational charts and documents submitted to Lender as of such date) and (ii) the Controlling Interest(s) in the Borrower, or (D) the replacement (other than solely by reason of retirement at age sixty-five or older, death or disability) of more than 50% (or such lesser percentage as is required for decisionmaking by the board of directors of trustees, if applicable) of the members of the board of directors (or trustee, if applicable) of AIMCO REIT over a one-year period where such replacement shall not have been approved by a vote of at least a majority of the board of directors (or trustees, if applicable) of AIMCO REIT then still in office who either were members of such board of directors (or trustees, if applicable) at the beginning of such one year period or whose election as members of the board of directors (or trustees, if applicable) was previously so approved.

                  (2) "Acquiring Person" shall mean a "person" or group of "persons" within the meaning of Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended. However, notwithstanding the foregoing, "Acquiring Person" shall not be deemed to include any member of the Borrower Control Group unless such member has, directly or indirectly, disposed of, sold or otherwise transferred to, or encumbered or restricted (whether by means of voting trust agreement or otherwise) for the benefit of an Acquiring Person, all or any portion of the Voting Equity Capital of AIMCO REIT directly or indirectly owned or controlled by such member or such member directly or indirectly votes all or any portion of the Voting Equity Capital of AIMCO REIT, directly or indirectly, owned or controlled by such member for the taking of any action which, directly or indirectly constitutes or would result in a Change of Control, in which event such member of the Borrower Control Group shall be deemed to constitute an Acquiring Person to the extent of the Voting Equity Capital of AIMCO REIT owned or controlled by such member.

                  (3)   "Borrower  Control  Group"  shall mean Terry  Considine,
                        Peter K. Kompaniez, Richard S. Ellwood, J. Landis Martin, Thomas L. Rhodes and James N. Bailey.

                  (4) A "Person" shall mean an individual, an estate, a trust, a corporation, a partnership, a limited liability company or any other organization or entity (whether governmental or private).

                  (5) "Security" shall have the same meaning as in Section 2(1) of the Securities Act of 1933, as amended.

                  (6) "Controlling Interest(s)" shall mean (i) with respect to a partnership, such majority and/or managing general partner interests which, together with a majority of limited partnership interests if necessary for consent purposes, vest in the holder of such interests the sole power, right and authority to control the day to day operations of the Borrower; including, without limitation, the authority to manage, operate and finance the Mortgaged Property, (ii) with respect to a corporation, the number of shares which entitle the holder to elect a majority of the board of directors of the Borrower, and (iii) with respect to a limited liability company, such majority and/or managing member interests as vest in the holder of such interests the sole power, right and authority to control the day to day operations of the Borrower; including, without limitation, the authority to manage, operate and finance the Mortgaged Property.

                  (7)   "AIMCO  REIT"  shall  mean   Apartment   Investment  and
                        Management Company, a corporation organized and existing under the laws of the State of Maryland.

                  (8) "AIMCO OP" shall mean AIMCO Properties, L.P., a limited partnership organized and existing under the laws of the State of Delaware.

(9)                     "Managing   General   Partner"  shall  mean  the  entity
                        executing this Instrument on behalf of the Borrower and/or its successors or assigns in interest.

(10) "Voting Equity Capital" shall mean Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the board of directors (or Persons performing similar functions).

DD.                     Section 21(e) is hereby added as follows:

                  (e) Lender  shall  consent to a one-time  substitution  of the
            Mortgaged Property for another multifamily apartment rental property (the "Substitution"), which shall not result in an adjustment to the rate at which the Indebtedness secured by this Instrument bears interest provided that Borrower has satisfied each of the following requirements:

            (1) there shall exist no Event of Default uncured within any applicable grace period.

            (2) the loan to value ratio with respect to the substituted property (the "Substituted Property") at the time of the proposed Substitution is not greater than the lesser of (1) the loan to value ratio of the Mortgaged Property which exists as of the date hereof, or (2) the then current loan to value ratio of the Mortgaged Property at the time of any such Substitution based on an MAI appraisal (prepared by an appraiser acceptable to Lender and paid for by Borrower) at the time of any such Substitution. (As used herein, "loan to value ratio" means the ratio of (A) the outstanding principal balance of the Indebtedness to (B) the value of the
                  Substituted Property as determined by Lender in its discretion, expressed as a percentage);

            (3) the debt service coverage ratio with respect to the Substituted Property for the last twelve full months preceding the proposed Substitution is not less than the greater of (1) the debt service coverage ratio for the Mortgaged Property which exists as of the date hereof, or (2) the then current debt service coverage ratio for the Mortgaged Property at the time of any such Substitution. (As used herein, the term "debt service coverage ratio" means the ratio of (A) the annual net operating income from the Substituted Property's operations during the preceding twelve month period which is available for repayment of debt, after deducting reasonable and customary operating expenses, to (B) the annual principal and interest payable under the Note);

            (4) any such Substitution shall be approved only following the date which is ten years from the date of this Instrument;

            (5) Lender shall have received an environmental report on the Substituted Property showing that no Phase II environmental report is required;

            (6) Lender shall have received an engineering report on the Substituted Property showing that there are at least ten (10) years of useful life remaining with respect to the Substituted Property;

            (7) Lender shall have received the amount of Lender's out-of-pocket costs (including, without limitation, reasonable attorneys' fees and the costs of engineering reports, appraisals and environmental reports) incurred in reviewing the Substitution request and implementing the Substitution;

            (8) Lender shall have received a new currently dated mortgagee's title insurance policy in the form and containing the exceptions acceptable to Lender according to its standards for title insurance policies in place at the time of the Substitution, insuring the mortgage secured by the Substituted Property;

            (9) Lender shall have received a currently dated survey of the Substituted Property, acceptable to Lender in accordance with its standards and requirements for surveys in place at the time of the substitution;

            (10) The physical condition, location and other aspects of the Substituted Property shall be substantially comparable to the Mortgaged Property as determined by Lender in its reasonable discretion;

            (11) If the Substitution is approved, (i) Borrower shall have executed and delivered to Lender for recordation an amendment to this Instrument in form and substance acceptable to Lender in its discretion, substituting the Substituted Property for the Mortgaged Property; and (ii) Borrower shall have executed and delivered such additional documentation, including without limitation new Uniform Commercial Code Financing Statements, as Lender may reasonably require to grant Lender a perfected first lien and security interest in the Substituted Property and to otherwise implement the Substitution in accordance with this Section.

EE. Section 22(a) is modified to read as follows:

                  (a) any  failure by Borrower to pay or deposit (i) any payment of principal or interest or any Imposition Deposit within three days after it is due, or (ii) any other amount required by the Note, this Instrument, or any other Loan Document when due.

FF. Section 28 shall obligate Borrower to provide only such further assurances as Lender reasonably may require.

GG. The words "Except as otherwise disclosed to Lender in writing, before the date of this Instrument" are added at the beginning of the second sentence of Section 41.

HH.   Section 48 Subordinate Debt is added as follows:

                  48. SUBORDINATE DEBT. Borrower may incur indebtedness other than the Indebtedness provided each of the following terms and conditions are satisfied:

                  (a) any such indebtedness ("Subordinate Debt") shall be incurred by Borrower solely for or in respect of the operation of the Mortgaged Property in the ordinary course of business as a residential apartment rental project. Such Subordinate Debt shall be and remain payable to, held by, and in favor of only an "AIMCO Subordinate Lender", which shall be defined as: AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, and which entity shall have a term of existence not expiring prior to 10 years after the maturity date of the Note;

                  (b) except (1) as set forth in Subsection (c), or (2) for any debt secured by an ownership interest in Borrower, any such Subordinate Debt shall be unsecured, and shall not be evidenced by a note or any like instrument;

                  (c) any Subordinate Debt may be evidenced by a note and/or secured by a lien on the Mortgaged Property and/or the other assets of Borrower provided that:

                  (1) the total debt service coverage ratio with respect to the Mortgaged Property after the proposed Subordinate Debt is incurred and/or secured by the Mortgaged Property will equal at least a ratio of 1.10:1, as determined by Lender in its reasonable discretion. (As used herein, the term "total debt service coverage ratio" means the ratio of (A) the annual net operating income from the Mortgaged Property during the preceding 12 month period which is available for repayment of debt, after deducting reasonable and customary operating expenses, to (B) the aggregate annual principal and interest payable under the Note, the proposed Subordinate Debt and any other then existing Subordinate Debt encumbering the Mortgaged Property);

                  (2) the principal amount of such Subordinate Debt, together with the Indebtedness and all other Subordinate Debt then encumbering the Mortgaged Property, shall not exceed 85% of the value of the Mortgaged Property at the time the Borrower incurs the proposed Subordinate Debt, as determined by Lender, in Lender's sole discretion;

                  (3) any note and security instrument evidencing or securing such Subordinate Debt (A) shall by its terms be expressly subordinate to the Indebtedness and to all amendments, extensions and renewals thereof; (B) shall provide that the AIMCO Subordinate Lender cannot exercise its remedies for a default under such Subordinate Debt without the prior written consent of the Lender; (C) shall provide that, so long as the Indebtedness is outstanding, all payments under any such note and/or security therefore shall accrue if the same are unpaid; (D) shall provide that payments shall be made in the following order: (i) amounts due with respect to the operation and maintenance of the Mortgaged Property, including, without limitation, all monthly installments of principal and interest on the Indebtedness and any other operating expenses, capital expenses and tax and insurance payments, (ii) amounts due with respect to any Subordinate Debt which is secured by a lien on the Mortgaged Property, and (iii) amounts due with respect to any Subordinate Debt not secured by a lien on the Mortgaged Property; (E) shall provide that the AIMCO Subordinate Lender shall provide Lender with notice of any default under the Subordinate Debt not cured within any applicable grace period at the same time it provides such notice to the Borrower; and
                        (F) shall prominently state that the instrument and the Subordinate Debt are not assignable or otherwise transferable except to another AIMCO Subordinate Lender;

                  (4) Borrower delivers to Lender evidence in writing that the Subordinate Debt loan documents, the total debt service ratio and the aggregate loan to value ratio limitations set forth herein comply in all respects with the provisions of this Section; and

                  (5)   Borrower's   incurring  of  Subordinate   Debt  and,  if
                        applicable, placement of a subordinate lien on the Mortgaged Property securing such Subordinate Debt shall not constitute an Event of Default under this instrument.

(d)   Borrower  and  the  AIMCO   Subordinate   Lender   shall   execute  such
                     instruments  and documents in connection with
                     the  status  of  such   Subordinate  Debt  as
                     Lender  shall  from  time to time  reasonably
                     request,  such  document to be in the form of
                     the subordination  agreement  attached hereto
                     as  Appendix 1.  Borrower  shall bear any and
                     all  expenses  necessary in  connection  with
                     its  compliance  with the  provisions of this
                     subsection    (d),     including,     without
                     limitation, reasonable attorneys' fees.

II. Section 37 is modified by deleting: "; provided, however, that in the event of a Transfer, any or some or all of the Modifications to Instrument set forth in Exhibit B (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee". Except for Section JJ below and except for the definitions of the terms used in Section JJ and not defined therein, the modifications set forth in this Exhibit B shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP.

JJ.   Section 49 AIMCO- Held Subordinate Debt is added as follows:

                  49. AIMCO-HELD SUBORDINATE DEBT. In connection with a Transfer of the Mortgaged Property which has been consented to by Lender pursuant to Section 21(c), and provided that no Change of Control of Borrower has occurred prior to such Transfer, the proposed transferee (the "New Borrower") may incur indebtedness, other than the Indebtedness and such other indebtedness as is permitted under the terms of this Instrument, secured by a lien upon the Mortgaged Property, provided each of the following terms and conditions are satisfied:

                  (a) any  such  indebtedness  ("AIMCO-Held  Subordinate  Debt")
            shall be incurred by the New Borrower solely in connection with its purchase of the Mortgaged Property;

                  (b) The AIMCO-Held Subordinate Debt (and any and all documents evidencing such Subordinate Debt) shall be and remain held by and in favor of an AIMCO Subordinate Lender;

                  (c)  on the  date  of  the  Transfer,  Lender  and  the  AIMCO
            Subordinate Lender shall execute and record among the applicable land records a subordination agreement in the form of the subordination agreement attached hereto as Appendix 1, or at Lender's option in substantially the form of any subordination agreement which may have been entered into by and between Lender (or predecessor to Lender's interest hereunder) and any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, prior to the Transfer and whether or not in connection with the Mortgaged Property, with such modifications as Lender reasonably requires; provided, however, that (i) the AIMCO Subordinate Lender shall have the right to further sell or otherwise transfer the AIMCO-Held Subordinate Debt to AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling
            Interest(s), whether directly or indirectly, and (ii) the AIMCO Subordinate Lender shall have the right, without Lender's consent, to accept a Transfer of title to the Mortgaged Property from Borrower by (A) deed in lieu of foreclosure or (B) a foreclosure which results in AIMCO Subordinate Lender or an entity in which AIMCO REIT or AIMCO OP hold Controlling Interest(s), directly or indirectly, holding title to the Mortgaged Property, in satisfaction of the AIMCO-Held Subordinate Debt, and such Transfer shall not constitute an Event of Default under this Instrument. As a prerequisite to foreclosure in satisfaction of the AIMCO-Hold Subordinate Debt, AIMCO Subordinate Lender shall provide Lender with thirty (30) days prior written notice of the commencement of such foreclosure. Lender shall acknowledge its receipt of such notice in writing within ten (10) business days, and with such acknowledgement shall provide an estimate of the reasonable fees and expenses it expects to incur in connection with the foreclosure. AIMCO Subordinate Lender shall deposit such estimated sum in escrow with Lender or a representative designated by Lender. Promptly upon the conclusion of the foreclosure, any excess sums not expended shall be returned to AIMCO Subordinate Lender or AIMCO Subordinate Lender shall pay to Lender the amount by which the Lender's actual reasonable expenditures exceed the deposited sum.

                  (d) the combined debt service  coverage  ratio with respect to the Mortgaged Property after the proposed AIMCO-Held Subordinate Debt is incurred will equal at least a ratio of 1.10:1, as determined by Lender in its reasonable discretion (if the AIMCO-Held Subordinate Debt requires a balloon payment, such payment cannot be due prior to the Maturity Date of the Note.); and Lender has advised the Borrower and New Borrower in writing of such determination prior to the Transfer;

                  (e) the principal amount of the AIMCO-Held  Subordinate  Debt, together with the Indebtedness and all other Subordinate Debt then encumbering the Mortgaged Property, shall not exceed 85% of the value of the Mortgaged Property at the time the Borrower incurs the proposed AIMCO-Held Subordinate Debt, as determined by Lender in its sole discretion; and Lender has advised the Borrower and New Borrower in writing of such determination prior to the Transfer;

                  (f) (i) not less than 40 days prior to the  Transfer,  the New
            Borrower must have submitted to Lender or, if Lender is then Freddie Mac, to a party designated by Freddie Mac (the "Designated Seller"), a complete and accurate application, together with all required supporting documentation including a written term sheet specifying all of the terms of the proposed AIMCO-Held Subordinate Debt, for a subordinate mortgage loan in the principal amount of the proposed AIMCO-Held Subordinate Debt (the "Subordinate Loan"); and (ii) 10 days prior to the Transfer, Lender or the Designated Seller must have failed to issue to the proposed transferee a written commitment to provide the Subordinate Loan at an interest rate and upon terms at least as favorable to the proposed transferee as those of the proposed AIMCO-Held Subordinate Debt (and if such commitment is issued, Lender or the Designated Seller shall provide financing to the New Borrower in the amount of the proposed AIMCO-Held Subordinate Loan); and

                  (g) Borrower has paid all costs and expenses incurred by Lender in connection with the AIMCO-Held Subordinate Debt, including, without limitation, a review fee equal to 0.1% of the outstanding principal balance of the Loan and reasonable attorneys' fees.

      Notwithstanding anything in this Instrument which may be deemed to be to the contrary, (i) AIMCO Subordinate Lender shall have the right to sell or otherwise transfer the AIMCO-Held Subordinate Debt to AIMCO REIT, AIMCO OP or any entity in which AIMCO REIT or AIMCO OP holds Controlling Interest(s), whether directly or indirectly, and (ii) shall have the right, without Lender's consent, to accept a Transfer of title to the Mortgaged Property from Borrower by deed-in-lieu of foreclosure or a foreclosure which results in AIMCO Subordinate Lender or an entity in which AIMCO REIT or AIMCO OP hold Controlling Interest(s), directly or indirectly, holding title to the Mortgaged Property, as more specifically set forth above. Such Transfer shall not constitute an Event of Default under this Instrument, and this entire Exhibit B shall automatically be reinstated in its entirety including and without limitation, Sections HH and JJ.

                        APPENDIX 1 TO SECURITY INSTRUMENT

                   SUBORDINATION AND INTERCREDITOR AGREEMENT

      THIS SUBORDINATION AND INTERCREDITOR  AGREEMENT ("Agreement") made as of
the           day           of          ,          ,          by           and
between, a, having an office at (hereinafter referred to as the "Subordinate Mortgagee") and, a having an office at (hereinafter referred to as the "Senior Mortgagee").


                                   WITNESSETH:

      WHEREAS, the Senior Mortgagee is the owner and holder of that certain mortgage described on Exhibit A attached hereto (said mortgage, and any extensions, modifications, substitutions and consolidations thereof, being hereinafter referred to as the "Senior Mortgage"), covering the estate of (the "Borrower") in certain premises located in the County of and State of , as more particularly described on Exhibit B attached hereto and made a part hereof, together with all improvements located thereon (collectively, the "Mortgaged Property"), and the note secured thereby (said note, and any extensions, modifications or substitutions thereof, being hereinafter referred to as the "Senior Note"), evidencing and securing, a certain loan made by the Senior Mortgagee to the Borrower (the "Senior Loan"); and

      WHEREAS, the Borrower is about to execute and deliver to the Subordinate Mortgagee (i) a note (said note, and any extensions, modifications or substitutions thereof, being hereinafter referred to as the "Subordinate Note") in the principal sum of Dollars ($_________); (ii) a subordinate mortgage (said mortgage, and any extensions, modifications, substitutions and consolidations thereof, being hereinafter referred to as the "Subordinate Mortgage") securing said Subordinate Note; and (iii) a collateral assignment of leases and rents covering the Mortgaged Property, evidencing and securing a certain subordinate loan to be made by the Subordinate Mortgagee to the Borrower (the "Subordinate Loan"); and

      WHEREAS, the Subordinate Mortgage is intended to be recorded immediately prior to this Agreement in the office of ___________ County, State of ; and

      WHEREAS, the Senior Mortgagee is unwilling to allow the Borrower to further encumber the Mortgaged Property with the Subordinate Mortgage unless the Subordinate Mortgage is subordinated to the Senior Mortgage in the manner hereinafter set forth;

      NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties hereto, the Subordinate Mortgagee and the Senior Mortgagee hereby agree as follows:

            (1) The Subordinate Mortgage, any other document evidencing, securing or guaranteeing the indebtedness secured by the Subordinate Mortgage or otherwise executed in connection with the Subordinate Mortgage (collectively, together with any extensions, refinancing, modifications, substitutions or consolidations thereof, being hereinafter collectively referred to as the "Subordinate Loan Documents") and all advances made thereunder are hereby, and shall continue to be, subject and subordinate in lien and in payment to the lien and payment of the Senior Mortgage and any other document evidencing, securing or guaranteeing, the indebtedness secured by the Senior Mortgage or otherwise executed in connection with the Senior Mortgage (collectively, together with any extensions, refinancing, modifications, substitutions or consolidations thereof, being hereinafter collectively referred to as the "Senior Loan Documents") and all advances made thereunder without regard to the application of such advances, together with all interest, prepayment premiums and all other sums due under the Senior Loan Documents. All of the terms, covenants and conditions of the Subordinate Mortgage and the Subordinate Loan Documents are hereby, and shall continue to be, subordinate to all of the terms, covenants and conditions of the Senior Mortgage and the Senior Loan Documents. The foregoing shall apply, notwithstanding the availability of other collateral to the Senior Mortgagee or the actual date and time of execution, delivery, recordation, filing or perfection of the Senior Mortgage or the Subordinate Mortgage, or the lien or priority of payment thereof, and notwithstanding the fact that the Senior Loan or any claim for the Senior Loan is subordinated, avoided or disallowed, in whole or in part, under Title 11 of the United States Code (the "Bankruptcy Code") or other applicable federal or state law. In the event of a proceeding, whether voluntary or involuntary, for insolvency, liquidation, reorganization, dissolution, bankruptcy or other similar proceeding pursuant to the Bankruptcy Code or other applicable federal or state law, the Senior Loan shall include all interest accrued on the Senior Loan, in accordance with and at the rates specified in the Senior Loan Documents, both for periods before and for periods after the commencement of any of such proceedings, even if the claim for such interest is not allowed pursuant to applicable law.

            (2) In addition, without limiting the foregoing, the Subordinate Mortgagee agrees that all rights of the Subordinate Mortgagee under the Subordinate Mortgage or under the Subordinate Loan Documents in and to the Mortgaged Property and the proceeds thereof including assignments of leases and rents, issues and profits and the rights with respect to insurance proceeds and condemnation awards) shall be expressly subject and subordinate:

                  (a) to the rights of the Senior Mortgagee in and to the Mortgaged Property and the proceeds thereof (including assignments of leases and rents, issues and profits and rights with respect to insurance proceeds and condemnation awards) on the terms set forth in the Senior Mortgage and the Senior Loan Documents; and

                  (b) to any and all advances made and other  expenses  incurred under, and as permitted in, the Senior Mortgage and the Senior Loan Documents.

            (3) The Subordinate  Mortgagee  hereby  represents and warrants that
(a) it is now the owner and holder of the Subordinate Mortgage; (b) the Subordinate Mortgage is now in full force and effect; (c) the Subordinate Mortgage has not been modified or amended; (d) the Borrower is not in default in the observance and/or performance of any of the obligations thereunder required to be observed and performed by the Borrower; (e) no event has occurred, which, with the passing of time or the giving of notice or both would constitute a default thereunder; (f) all payments due thereon to and including the date hereof, have been paid in full; (g) the principal balance of the Subordinate Mortgage is as set forth on Exhibit C hereto; (h) interest on the principal balance shall be calculated at the annual rate of interest as set forth on Exhibit C hereto; (i) no scheduled monthly payments under the Subordinate Note have been prepaid; and (j) any rights of the Subordinate Mortgagee in and to the lien, estate or other interest in the Mortgaged Property are not subject to the rights of any third parties by way of subrogation, indemnification or otherwise.

            (4) The Subordinate Mortgagee hereby agrees that so long as any sum shall remain outstanding on the Senior Loan Documents:

                  (a) The Subordinate Mortgagee shall simultaneously send to the
            Senior Mortgagee due notice of all defaults under the Subordinate Loan Documents as well as copies of all notices required to be delivered to the Borrower under the Subordinate Loan Documents. Notice under the Subordinate Mortgage shall not be deemed effective until such notice has been received by the Senior Mortgagee. The Senior Mortgagee shall have the right, but shall not have any obligation whatsoever, to cure any such default within ten (10) days after the expiration of the applicable grace period permitted to the Borrower under the Subordinate Loan Documents.

                  (b) The  Subordinate  Mortgagee  shall not,  without the prior written consent of the Senior Mortgagee take any Enforcement Action (hereinafter defined). For the purposes of this Agreement, the term "Enforcement Action" shall mean with respect to the Subordinate Loan Documents, the acceleration of all or any part of the indebtedness secured by the Subordinate Loan Documents, any foreclosure proceedings, the exercise of any power of sale, the acceptance by the holder of the Subordinate Mortgage of a deed or assignment in lieu of foreclosure, the obtaining of a receiver, the seeking of default interest, the taking of possession or control of the Mortgaged Property, the suing on the Subordinate Note or any guaranty or other obligation contained in the Subordinate Loan Documents, the exercising of any banker's lien or rights of set-off or recoupment, the commencement of any bankruptcy, reorganization or insolvency proceedings against the Mortgagor under any federal or state law, or the taking of any other enforcement action against the Mortgaged Property;

                  (c) In  the  event  (i)  the  Senior  Loan  becomes  due or is declared due and payable prior to its stated maturity, (ii) the Subordinate Mortgagee receives any prepayment of principal or interest, in part or in whole, under the Subordinate Mortgage contrary to the terms of the Subordinate Loan Documents, (iii) Borrower is in default under the Senior Loan Documents, or (iv) any payment, distribution, division or application, partial or complete, voluntary or involuntary, by operation of law or otherwise, by or on behalf of Borrower, or of all or any part of the property, assets or business of the Borrower or the proceeds thereof, in whatever form, is made to any creditor or creditors of the Borrower or to any holder of indebtedness of the Borrower by reason of or in connection with any liquidation, dissolution or other winding up of the Borrower or its business, or any receivership or custodianship for the Borrower of all or substantially all of its property, or any insolvency or bankruptcy proceedings or composition or restructuring of any debts of Borrower or assignment for the benefit of creditors or any proceeding by or against the Borrower for any relief under any bankruptcy, reorganization or insolvency law or laws, federal or state, or any law, federal or state, relating to the relief of debtors, readjustment of indebtedness, reorganization, composition or extension, then, and in any such event, any payment or distribution of any kind or character, whether in cash, property or securities which shall be payable or deliverable with respect to any or all of the Subordinate Loan shall be paid forthwith or delivered directly to the Senior Mortgagee for application to the payment of the Senior Loan to the extent necessary to make payment in full of all sums due under the Senior Loan remaining unpaid after giving effect to any concurrent payment or distribution to the Senior Mortgagee or, received by the Subordinate Mortgagee, shall be held in trust by the Subordinate Mortgagee, for the benefit of the Senior Mortgagee. In any such event, the Senior Mortgagee may, but shall not be obligated to, demand, claim and collect any such payment or distribution that would, but for these subordination provisions, be payable or deliverable with respect to the Subordinate Loan. Subordinate Mortgagee hereby grants to Senior Mortgagee an irrevocable power of attorney coupled with an interest for the purpose of exercising any and all rights and remedies available to Senior Mortgagee pursuant to this Paragraph 4(c). In the event of the occurrence of (i), (ii) or (iii) above and until the Senior Loan shall have been fully paid and satisfied and all of the obligations of the Borrower to the Senior Mortgagee have been performed in full, no payment shall be made to or accepted by the Subordinate Mortgagee in respect of the Subordinate Loan;

                  (d) No tenant under any lease of any portion of the  Mortgaged
            Property will be made a party defendant in any foreclosure of the Subordinate Mortgage nor will any Enforcement Action or any other action be taken that would terminate any leases or other rights held by or granted to or by third parties with respect to the Mortgaged Property;

                  (e) (i) If, after the consent  required  under  paragraph 4(b)
            above has been obtained, any action or proceeding shall be brought to foreclose the Subordinate Mortgage or commence any other Enforcement Action, no portion of the rents, issues and profits of the Mortgaged Property shall be collected except through a receiver appointed by the court in which such foreclosure action or proceeding is brought, after due notice of the application for the appointment of such receiver shall have been given to the Senior Mortgagee and the rents, issues and profits so collected by such receiver shall be applied first to the payment of maintenance of taxes and insurance on the Mortgaged Property, and then to the payment of principal and interest due and owing on the Senior Mortgage prior to the payment, if any, of any principal or interest due and owing on the Subordinate Mortgage; (ii) if during the pendency of any such foreclosure action or proceeding, an action or proceeding shall be brought by the Senior Mortgagee for the foreclosure of the Senior Mortgage and an application is made by the Senior Mortgagee for an extension of such receivership for the benefit of the Senior Mortgagee, all such rents, issues and profits held by such receiver as of the date of such application shall be applied by the receiver solely for the benefit of the Senior Mortgagee, and the Subordinate Mortgagee shall not be entitled to any portion thereof until all sums due and owing pursuant to the Senior Mortgage have been paid in full and applied as aforesaid;
            (iii) notice of the announcement of any foreclosure of the Subordinate Mortgage shall be given to the Senior Mortgagee and true copies of all notices thereof and papers served or entered in such action shall be delivered to the Senior Mortgagee;

                  (f) In the event the Senior  Mortgagee shall release,  for the purposes of restoration of all or any part of the improvements on or within the Mortgaged Property, its right, title and interest in and to the proceeds under policies of insurance thereon, and/or its right, title and interest in and to any awards, or its right, title and interest in and to other compensation made for any damages, losses or compensation for other rights by reason of a taking in eminent domain, the Subordinate Mortgagee shall release for such purpose all of its right, title and interest, if any, in and to all such insurance proceeds, awards or compensation and the Subordinate Mortgagee agrees that the balance of such proceeds remaining shall be applied to the reduction of principal under the Senior Mortgage, and if the Senior Mortgagee holds such proceeds, awards or compensation and/or monitors the disbursement thereof, the Subordinate Mortgagee agrees that the Senior Mortgagee shall also hold and monitor the disbursement of such proceeds, awards and compensation to which the Subordinate Mortgagee is entitled. Nothing contained in this Agreement shall be deemed to require the Senior Mortgagee, in any way whatsoever, to act for or on behalf of the Subordinate Mortgagee or to hold or monitor any proceeds, awards or compensation in trust for or on behalf of the Subordinate Mortgagee, and all or any of such sums so held or monitored may be commingled with any funds of the Senior Mortgagee;

                  (g) If the Subordinate Mortgagee shall acquire by indemnification, subordination or otherwise, any lien, estate, right or other interest in the Mortgaged Property, that lien, estate, right or other interest shall be subordinate to the Senior Mortgage as provided herein, and the Subordinate Mortgagee hereby waives any and all rights it may acquire by subrogation or otherwise to the lien of the Senior Mortgage or any portion thereof;

                  (h) The Subordinate Mortgagee shall not pledge, assign, hypothecate, transfer, convey or sell the Subordinate Loan or any interest in the Subordinate Loan or modify, waive or amend any of the terms or provisions of the Subordinate Mortgage, without the prior written consent of the Senior Mortgagee; provided, however, that the Subordinate Mortgagee may modify, amend and/or waive any provision of the Subordinate Loan Documents without the consent or approval of the Senior Mortgagee if, following such modification, amendment and/or waiver, the Subordinate Loan Documents comply with the terms and provisions of Subparagraph (c) of the Section of the Senior Mortgage entitled "Subordinate Debt";

                  (i) As to all leases now or  hereafter  in effect with respect to the Mortgaged Property, the Subordinate Mortgagee agrees to approve all leases which are approved by the Senior Mortgagee. The Subordinate Mortgagee shall also enter into recognition and non-disturbance agreements with any tenants to whom the Senior
            Mortgagee has granted recognition and non-disturbance, on the same terms and conditions given by the Senior Mortgagee;

                  (j) The Subordinate Mortgagee hereby expressly consents to and authorizes, at the option of the Senior Mortgagee, the release of all or any portion of the Mortgaged Property from the lien of the Senior Mortgage, and hereby waives any equitable right in respect of marshalling it might have, in connection with any release of all or any portion of the Mortgaged Property by the Senior Mortgagee under the Senior Mortgage, to require the separate sales of any portion of the Mortgaged Property or to require the Senior Mortgagee to exhaust its remedies against any portion of the Mortgaged Property, or any combination of the portions of the Mortgaged Property or any other collateral, or to require the Senior Mortgagee to proceed against any portion of the Mortgaged Property or combination of the portions of the Mortgaged Property or any other collateral, before proceeding against any other portion of the Mortgaged Property or combination of the portions of the Mortgaged Property, and further, in the event of any foreclosure, the Subordinate Mortgagee hereby expressly consents to and authorizes, at the option of the Senior Mortgagee, the sale, either separately or together, of all or any portion of the Mortgaged Property;

                  (k) The Subordinate  Mortgagee shall not collect  payments for the purpose of escrowing taxes, assessments or other charges imposed on the Mortgaged Property or insurance premiums due on the insurance policies required under the Senior Mortgage or the Subordinate Mortgage if the Senior Mortgagee is collecting payments for such purposes, however, the Subordinate Mortgagee may collect payments for such purposes if the Senior Mortgagee is not collecting the same, provided such payments shall be held in trust by the Subordinate Mortgagee to be applied only for such purposes;

                  (l) After  request by the Senior  Mortgagee,  the  Subordinate
            Mortgagee shall within ten (10) days furnish the Senior Mortgagee with a statement, duly acknowledged and certified setting forth the original principal amount of the Subordinate Note, the unpaid principal balance, all accrued but unpaid interest and any other sums due and owing thereunder, the rate of interest, the monthly payments and that there exists no defaults under the Subordinate Loan Documents;

                  (m) In any case  commenced  by or against  the  Borrower  or a general partner of Borrower under Chapter 11 of the Bankruptcy Code or any similar provision thereof or any similar federal or state statute (a "Reorganization Proceeding"), the Senior Mortgagee shall have the exclusive right to exercise any voting rights in respect of the Senior Mortgagee and the other Senior Loan Documents, and the Subordinate Mortgagee shall have the exclusive right to exercise any voting rights in respect of its claims against the Borrower or a general partner of the Borrower;

                  (n) In  any  Reorganization  Proceeding  with  respect  to the
            Borrower or any general partner of the Borrower, upon any payment or distribution (whether in cash, property, securities, or otherwise) to creditors of the Borrower or any such general partner, (i) the indebtedness under the Senior Loan Documents shall first be paid in full in cash before the Subordinate Mortgagee shall be entitled to receive any payment or other distribution on or in respect of indebtedness under the Subordinate Loan Documents, and (ii) until all indebtedness under the Senior Loan Documents is paid in full in cash, any payment or distribution to which the Subordinate Mortgagee would be entitled but for this Subordination and Intercreditor Agreement (whether in cash, property, securities or otherwise) shall be made to the Senior Mortgagee.

                  (o) In  any  Reorganization  Proceeding  with  respect  to the
            Borrower or any general partner of the Borrower, (i) the Subordinate Mortgagee shall file a proof of claim in respect of its claims against the Borrower or any general partner of the Borrower and shall send to the Senior Mortgagee a copy thereof together with evidence of the filing with the appropriate court or other authority, (ii) if the Subordinate Mortgagee should fail to file such proof of claim by the tenth (10th) business day before the last day for filing of proofs of claim, or if the Senior Mortgagee reasonably believes that the proof of claim so filed is less than the proper amount thereof, then the Senior Mortgagee may file such proof of claim, or corrected proof of claim, on behalf of the Subordinate Mortgagee, and (iii) if objection is made to the allowance of any claim of the Subordinate Mortgagee, the Senior Mortgagee shall have the right to intervene and fully participate in such proceedings and if such rights are denied and the Subordinate Mortgagee fails to defend such claim, then the Senior Mortgagee may defend such claim in the name of the Subordinate Mortgagee and Subordinate Mortgagee grants to Senior Mortgagee an irrevocable power of attorney coupled with an interest for the purpose of exercising any and all rights and remedies available to Senior Mortgagee at law and in equity, including without limitation such rights and remedies available to Senior Mortgagee pursuant to this Paragraph 4; and

                  (p) To the extent any payment under the Senior Loan  Documents
            (whether by or on behalf of the Borrower, as proceeds of security or enforcement of any right of set-off or otherwise) is for any reason repaid or returned to the Borrower or its insolvent estate, or avoided, set aside or required to be paid to the Borrower, a trustee, receiver or other similar party under any bankruptcy, insolvency, receivership or similar law, then the Senior Loan or part thereof originally intended to be satisfied shall be deemed to be reinstated and outstanding to the extent of any repayment, return, or other action as if such payment had not occurred.

            (5) The Senior Mortgagee hereby consents to the placing of the Subordinate Mortgage on the Mortgaged Property subject to the terms of this Agreement. This consent is limited to the Subordinate Mortgage described above and shall not be deemed to (a) be a consent to any future encumbrances or to any modification, renewal, extension or increase of the Subordinate Mortgage, (b) be a waiver of the limitation on further encumbrances contained in the Senior Mortgage, (c) be a consent to or waiver of any other term or condition of the Senior Mortgage, or (d) prejudice any right or rights which the Senior Mortgagee may now or in the future have under or in connection with the Senior Mortgage.

            (6) The Senior Mortgagee and the Subordinate Mortgagee shall cooperate fully with each other in order to promptly and fully carry out the terms and provisions of this Agreement. Each party hereto shall from time to time execute and deliver such other agreements, documents or instruments and take such other actions as may be reasonably necessary or desirable to effectuate the terms of this Agreement.

            (7) No failure or delay on the part of any party hereto in exercising any right, power or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy hereunder.

            (8) Each party hereto acknowledges that to the extent that no adequate remedy at law exists for breach of its obligations under this Agreement, in the event either party fails to comply with its obligations hereunder, the other party shall have the right to obtain specific performance of the obligations of such defaulting party, injunctive relief or such other equitable relief as may be available.

            (9) Any notice to be given under this Agreement shall be in writing and shall be deemed to be given when received by the party to whom it is addressed. Notices shall be in writing and sent by registered mail, hand delivery or by special courier (in each case, return receipt requested). Notices to the other party hereto shall be sent to the address first set forth herein or such other address or addressees as shall be designated by such party in a written notice to the other parties.

            (10) In the event of any  conflict  between the  provisions  of this
Agreement  and  the  provisions  of  the  Subordinate   Mortgage  or  the  other
Subordinate Loan Documents, the provisions of this Agreement shall prevail.

            (11) No person, including, without limitation, Borrower, other than the parties hereto and their successors and assigns as holders of the Senior Mortgage and the Subordinate Mortgagee shall have any rights under this Agreement.

            (12) This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

            (13) No amendment, supplement, modification, waiver or termination of this Agreement shall be effective against a party against whom the enforcement of such amendment, supplement, modification, waiver or termination would be asserted, unless such amendment, supplement, modification, waiver or termination was made in a writing signed by such party.

            (14) In case any one or more of the provisions contained in this Agreement, or any application thereof, shall be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein, and. any other application thereof, shall not in any way be affected or impaired thereby.

            (15) This Agreement shall be construed in accordance with and governed by the laws of the state where the Mortgaged Property is located.

            (16) This Agreement shall bind and inure to the benefit of the Senior Mortgagee and the Subordinate Mortgagee and their respective successors, permitted transferees and assigns.


      IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the day and year first above written.

                   [ADD SIGNATURES, ACKNOWLEDGMENTS AND EXHIBITS]

Exhibit 10.38

                                                      FHLMC Loan No. 002702010
                                                        Lazy Hollow Apartments

                          REPLACEMENT RESERVE Agreement
                           (REVISION DATE 01-31-2003)

      This REPLACEMENT RESERVE AGREEMENT ("Agreement") is made and entered into, to be effective as of March 31, 2003, by and between LAZY HOLLOW PARTNERS, a California general partnership ("Borrower"), and REILLY MORTGAGE GROUP, INC., a District of Columbia corporation ("Lender") and its successors and assigns.

                             W I T N E S S E T H:

      WHEREAS, Lender has agreed to make and Borrower has agreed to accept the Loan, which is to be evidenced by the Note and secured by the Security Instrument encumbering the Land and the Improvements. The Land is described on Exhibit "A" attached to this Agreement; and

      WHEREAS,  as a condition of making the Loan, Lender is requiring  Borrower
to  establish  the   Replacement   Reserve  Fund  for  the  funding  of  Capital
Replacements throughout the Loan term.

      NOW, THEREFORE, for and in consideration of the Loan, the mutual promises and covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lender and Borrower agree as follows:

1. Definitions. The following terms used in this Agreement shall have the meanings set forth below in this Section 1. Any term used in this Agreement and not defined shall have the meaning given to that term in the Security Instrument.

(a) "Capital Replacement" means the replacement of those items listed on Exhibit "B" of this Agreement and such other replacements of equipment, major components or capital systems related to the Improvements as may be approved in writing or required by Lender.

(b) "Disbursement Period" means the interval between disbursements from the Replacement Reserve Fund, which interval shall be no shorter than once a quarter.

(c) "Improvements" means the buildings, Personal Property and improvements situated upon the Land, currently constituting a multifamily apartment project known as Lazy Hollow Apartments.

(d) "Initial Deposit" means the amount of Zero and 00/100 Dollars ($0.00) made as of the date of this Agreement.

(e) "Inspection Fee" means a fee for performing any inspection required by this Agreement in an amount not to exceed Three Hundred and 00/100 Dollars ($300.00) per inspection.

(f) "Investment Fee" means a one time fee for establishing the Replacement Reserve Fund in the amount of Fifty and 00/100 Dollars ($50.00).

(g) "Loan" means the loan from Lender to Borrower in the original principal amount of Ten Million and 00/100 Dollars ($10,000,000.00), as evidenced by the Note and secured by the Security Instrument.

(h) "Minimum Disbursement Request Amount" means Two Thousand Five Hundred and 00/100 Dollars ($2,500.00).

(i) "Monthly Deposit" means the amount of Four Thousand Seven Hundred Two and 00/100 Dollars ($4,702.00) per month to be deposited into the Replacement Reserve Fund in accordance with this Agreement.

(j)   "Property" means the Land and Improvements.

(k) "Replacement Reserve Deposit" means the Initial Deposit, the Monthly Deposit and/or the Revised Monthly Deposit, as appropriate.

(l) "Replacement Reserve Fund" means the account established pursuant to this Agreement to defray the costs of Capital Replacements.

(m) "Review Period" means the period ending 120 months after the first monthly payment date.

(n)   "Revised   Monthly  Deposit"  means  the  amount  per  month  that  Lender determines Borrower must deposit in the Replacement Reserve Fund during any Subsequent Review Period.

(o) "Security Instrument" means the mortgage, deed of trust, deed to secure debt, or other similar security instrument encumbering the Property and securing Borrower's performance of its Loan obligations.

(p) "Subsequent Review Period" means the period of 120 months commencing either (i) at the termination of the Review Period or (ii) at the termination of a prior Subsequent Review Period. There may be more than one Subsequent Review Period.

2.    Replacement Reserve Fund.

(a)   Establishment; Funding.

(i) Upon the closing of the Loan, the parties shall establish the Replacement Reserve Fund and, if required by Lender, Borrower shall pay the Initial Deposit to Lender for deposit into the Replacement Reserve Fund.

(ii) Commencing on the date the first installment of principal and/or interest is due under the Note and continuing on the same day of each successive month until the end of the Review Period, Borrower shall pay the Monthly Deposit to Lender for deposit into the Replacement Reserve Fund, together with its regular monthly payments of principal and interest as required by the Note and Security Instrument.

(iii) Prior to the end of the Review Period, Lender will assess the physical condition of the Property. Lender may adjust the Monthly Deposit at the termination of the Review Period to reflect Lender's determination of the condition of the Property. Upon written notice from Lender or Loan Servicer, Borrower shall begin paying the Revised Monthly Deposit on the first monthly payment date of the Subsequent Review Period and shall continue paying the Revised Monthly Deposit until Lender further adjusts the Replacement Reserve Deposit during a Subsequent Review Period, if applicable. If Lender does not provide Borrower with written notice of a Revised Monthly Deposit, Borrower shall continue to pay the Monthly Deposit or the Revised Monthly Deposit then in effect.

(b)   Investment  of  Deposits.  Borrower  and Lender  agree that Lender shall hold all moneys deposited into the Replacement Reserve Fund in an interest bearing account, and any interest earned on such moneys shall be added to the principal balance of the Replacement Reserve Fund and disbursed in accordance with the provisions of this Agreement. Borrower acknowledges and agrees that it shall not have the right to direct Lender as to any specific investment of moneys in the Replacement Reserve Fund. Lender shall not be responsible for any losses resulting from investment of moneys in the Replacement Reserve Fund or for obtaining any specific level or percentage of earnings on such investment. Lender shall be entitled to deduct the Investment Fee from the Replacement Reserve Fund for establishing the Replacement Reserve.

(c) Use. Subject to the pledge and security interest and other rights of Lender set forth in this Agreement, the Replacement Reserve Fund shall be maintained for the payment of the costs of the Capital Replacements identified on Exhibit "B".

(d)   Deferral  of  Deposits.   Notwithstanding  subsections 2(a)  through (c)
            above, Lender defers its right to require Borrower to make the Replacement Reserve Deposit. However, at the end of the Review Period or any Subsequent Review Period, Lender reserves the right to require that Borrower begin making the Replacement Reserve Deposit if Lender reasonably determines that the physical condition of the Property warrants that Borrower begin making such deposit. Lender's determination to require such deposit shall not depend on the existence of any of the events set forth in subsection (e) below.

(e) Reinstatement of Deposits. Notwithstanding subsection 2(d) above, Lender reserves the right to require at any time, upon written notice to Borrower, that Borrower begin making the Replacement Reserve Deposit if Lender reasonably determines that any of the following events have occurred:

(i) Borrower's default under the Note, Security Instrument, or any other document delivered in connection with the Loan, or

(ii) the occurrence of a Transfer which is prohibited under the terms of the Security Instrument or which requires Lender's consent, or

(iii) Borrower's failure to maintain the Property in a satisfactory manner and/or in accordance with the requirements of the Security Instrument.

3.    Performance of Capital Replacements; Disbursements.

(a)   Requests  for   Disbursement.   Lender  shall   disburse  funds  from  the
      Replacement Reserve Fund, in its sole discretion, as follows:

(i)   Borrower's  Request.  If Borrower  determines,  at any time or from time to time, that a Capital Replacement is necessary or desirable, Borrower shall perform such Capital Replacement and request from Lender, in writing, reimbursement for such Capital Replacement. Borrower's request for reimbursement shall include (A) a detailed description of the Capital Replacement performed, together with evidence, satisfactory to Lender, that the cost of such Capital Replacement has been paid and (B) lien waivers from each contractor and material supplier supplying labor or materials for such Capital Replacement, if required by Lender.

(ii) Lender's Request. If Lender shall reasonably determine at any time or from time to time, that a Capital Replacement is necessary for the proper maintenance of the Property, it shall so notify Borrower, in writing, requesting that Borrower obtain and submit to Lender bids for all labor and materials required in connection with such Capital Replacement. Borrower shall submit such bids and a time schedule for completing each Capital Replacement to Lender within thirty (30) days after Borrower's receipt of Lender's written notice. Borrower shall perform such Capital Replacement and request from Lender, in writing, reimbursement for such Capital Replacement. Borrower's request for reimbursement shall include
      (A) a detailed description of the Capital Replacement performed, together with evidence, satisfactory to Lender, that the cost of such Capital Replacement has been paid and (B) lien waivers from each contractor and material supplier supplying labor or materials for such Capital Replacement, if required by Lender.

(b) Conditions Precedent. Disbursement from the Replacement Reserve Fund shall be made no more frequently than once every Disbursement Period and, except for the final disbursement, no disbursement shall be made in an amount less than the Minimum Disbursement Request Amount. Disbursements shall be made only if the following conditions precedent have been satisfied, as reasonably determined by Lender:

(i)   Payment  for  Capital  Replacement.  The  Capital  Replacement  has been performed and/or installed on the Property in a good and workmanlike manner with suitable materials (or in the case of a partial disbursement, performed and/or installed on the Property to an acceptable stage) and paid for by Borrower as evidenced by copies of all applicable paid invoices or bills submitted to Lender by Borrower at the time Borrower requests disbursement from the Replacement Reserve Fund.

(ii) No Default. There is no condition, event or act that would constitute a default (with or without notice and/or lapse of time) under this Agreement or any other Loan Document.

(iii) Representations and Warranties. All representations and warranties of Borrower set forth in this Agreement and in the Loan Documents are true in all material respects.

(iv) Continuing Compliance. Borrower is in full compliance with the provisions of this Agreement, the other Loan Documents and any request or demand by Lender permitted hereby.

(v) No Lien Claim. No lien or claim based on furnishing labor or materials has been filed or asserted against the Property, unless Borrower has properly provided bond or other security against loss in accordance with applicable law.

(vi)  Approvals.   All  licenses,   permits,   and  approvals  of   governmental
      authorities required for the Capital Replacement as completed to the applicable stage have been obtained.

(vii) Legal Compliance. The Capital Replacement as completed to the applicable stage does not violate any laws, ordinance, rules or regulations, or building lines or restrictions applicable to the Property.

4. Right to Complete Capital Replacements. If Borrower abandons or fails to proceed diligently to undertake and/or complete any Capital Replacement in a timely fashion or is otherwise in default under this Agreement for 30 days after written notice of such failure by Lender to Borrower, Lender shall have the right (but not the obligation) to enter upon the Property and take over and cause the completion of such Capital Replacement. However, no such notice or grace period shall apply in the case of such failure which could, in Lender's judgment, absent immediate exercise by Lender of a right or remedy under this Agreement, result in harm to Lender or impairment of the security given under the Security Instrument or any other Loan Document. Any contracts entered into or indebtedness incurred upon the exercise of such right may be in the name of Borrower, and Lender is hereby irrevocably appointed the attorney in fact of Borrower, such appointment being coupled with an interest, to enter into such contracts, incur such obligations, enforce any contracts or agreements made by or on behalf of Borrower (including the prosecution and defense of all actions and proceedings in connection with the Capital Replacement and the payment, settlement or compromise of all bills and claims for materials and work performed in connection with the Capital Replacement) and do any and all things necessary or proper to complete any Capital Replacement including signing Borrower's name to any contracts and documents as may be deemed necessary by Lender. In no event shall Lender be required to expend its own funds to complete any Capital Replacement, but Lender may, in its sole discretion, advance such funds. Any funds advanced shall be added to the outstanding balance of the Loan, secured by the Security Instrument and payable to Lender by Borrower in accordance with the provisions of the Security Instrument pertaining to the protection of Lender's security and advances made by Lender. Borrower waives any and all claims it may have against Lender for materials used, work performed or resultant damage to the Property.

5. Inspection. Lender or any representative of Lender may periodically inspect any Capital Replacement in process and upon completion during normal business hours or at any other reasonable time upon reasonable prior written notice to Borrower (except in an emergency, as determined by Lender in its discretion or after an Event of Default, in which event no such prior notice shall be require). Lender shall be entitled to deduct the Inspection Fee from the Replacement Reserve Fund for performing any such inspection. If Lender, in its sole discretion, retains a professional inspection engineer or other qualified third party to inspect any Capital Replacement, Lender also shall be entitled to deduct from the Replacement Reserve Fund an amount sufficient to pay all reasonable fees and expenses charged by such third party inspector.

6. Insufficient Account. If Borrower requests disbursement from the Replacement Reserve Fund for a Capital Replacement in accordance with this Agreement in an amount which exceeds the amount on deposit in the Replacement Reserve Fund, Lender shall disburse to Borrower only the amount on deposit in the Replacement Reserve Fund. Borrower shall pay all additional amounts required in connection with any such Capital Replacement from Borrower's own funds.

7. Security Agreement. To secure Borrower's obligations under this Agreement and to further secure Borrower's obligations under the Note, Security Instrument and other Loan Documents, Borrower hereby conveys, pledges, transfers and grants to Lender a security interest pursuant to the Uniform Commercial Code of the Property Jurisdiction or any other applicable law in and to all money in the Replacement Reserve Fund, as same may increase or decrease from time to time, all interest and dividends thereon and all proceeds thereof.

8. Post Default. If Borrower defaults in the performance of its obligations under this Agreement or under the Note, Security Instrument or any other Loan Document, after the expiration of any applicable notice or cure period, Lender shall have all remedies available to them under Article 9 of the Uniform Commercial Code of the Property Jurisdiction and under any other applicable law. In addition, Lender may retain all money in the Replacement Reserve Fund, including interest, and in Lender's discretion, may apply such amounts, without restriction and without any specific order of priority, to the payment of any and all indebtedness or obligations of Borrower set forth in the Note, Security Instrument or any other Loan Document, including, but not limited to, principal, interest, taxes, insurance, reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements actually incurred and/or repairs to the Property.

9. Termination. If not sooner terminated by written concurrence of the parties, this Agreement shall terminate upon the payment in full of the Loan and all indebtedness incurred in connection therewith and upon such termination, Lender shall pay to Borrower all funds remaining in the Replacement Reserve Fund.

10. No Amendment. Nothing contained in this Agreement shall be construed to amend, modify, alter, change or supersede the terms and provisions of the Note, Security Instrument or any other Loan Document; and, if there is a conflict between the terms and provisions of this Agreement and those of the Note, Security Instrument, or any other Loan Document then the terms and provisions of the Note, Security Instrument or such other Loan Document shall control.

11.   Release; Indemnity.

(a)   Release.  Borrower  covenants and agrees that, in performing  any of its duties under this Agreement, none of Lender, any Loan Servicer, or any of their respective agents or employees shall be liable for any losses, claims, damages, liabilities and expenses that may be incurred by any of them as a result of such performance, except that no such party will be released from liability for any losses, claims, damages, liabilities or expenses arising out of the willful misconduct or gross negligence of such party.

(b)   Indemnity.  Borrower  hereby  agrees  to  indemnify  and  hold  harmless
            Lender, Loan Servicer and their respective agents and employees against any and all losses, claims, damages, liabilities and expenses including, without limitation, reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements, which may be imposed or incurred by any of them in connection with this Agreement except that no such party will be indemnified from liability for any losses, claims, damages, liabilities or expenses arising out of the willful misconduct or gross negligence of such party.

12. Choice of Law. This Agreement shall be construed and enforced in accordance with the laws of the Property Jurisdiction.

13. Successors and Assigns. Lender may assign its rights and interests under this Agreement in whole or in part and upon any such assignment, all the terms and provisions of this Agreement shall inure to the benefit of such assignee to the extent so assigned. The terms used to designate any of the parties herein shall be deemed to include the heirs, legal representatives, successors and assigns of such parties; and the term "Lender" shall also include any lawful owner, holder or pledgee of the Note. Reference herein to "person" or "persons" shall be deemed to include individuals and entities. Borrower may not assign or delegate its rights, interests, or obligations under this Agreement without first obtaining Lender's prior written consent.

14. Attorneys' Fees. In the event that Lender engages the services of an attorney at law to enforce the provisions of this Agreement against Borrower, then Borrower shall pay all costs of such enforcement, including any reasonable attorneys' fees and costs (including those of Lender's in-house counsel) and disbursements actually incurred.

15.   Compliance with Laws; Insurance Requirements.

(a) Compliance with Laws. Borrower shall ensure that all Capital Replacements comply with all applicable laws, ordinances, rules and regulations of all
      governmental   authorities  having  jurisdiction  over  the  Property  and
      applicable   insurance   requirements   including,   without   limitation,
      applicable building codes, special use permits, environmental regulations, and requirements of insurance underwriters.
(b)   Insurance  Requirements.  In addition to any  insurance  required  under the Loan Documents, Borrower shall provide or cause to be provided workers' compensation, builder's risk (if required by Lender), and public liability insurance and other insurance required under applicable law in connection with any of the Capital Replacements. All such policies that can be endorsed with standard mortgage clauses making losses payable to Lender or its assigns shall be so endorsed. The originals of such policies shall be deposited with Loan Servicer.

16. Remedies Cumulative. In the event of Borrower's default under this Agreement, Lender may exercise all or any one or more of its rights and remedies available under this Agreement, at law or in equity. Such rights and remedies shall be cumulative and concurrent, and may be enforced separately, successively or together, and Lender's exercise of any particular right or remedy shall not in any way prevent Lender from exercising any other right or remedy available to Lender. Lender may exercise any such remedies from time to time as often as Lender chooses.

17. Determinations by Lender. Unless otherwise provided in this Agreement, in any instance where the consent or approval of Lender may be given or is required, or where any determination, judgment or decision is to be rendered by Lender under this Agreement, the granting, withholding or denial of such consent or approval and the rendering of such determination, judgment or decision shall be made or exercised by Lender (or its designated representative) at its sole and exclusive option and in its sole and absolute discretion.

18. Completion of Capital Replacements. Lender's disbursement of moneys from the Replacement Reserve Fund or other acknowledgment of completion of any Capital Replacement in a manner satisfactory to Lender shall not be deemed a certification by Lender that the Capital Replacement has been completed in accordance with applicable building, zoning or other codes, ordinances, statutes, laws, regulations or requirements of any governmental authority or agency. Borrower shall at all times have the sole responsibility for ensuring that all Capital Replacements are completed in accordance with all such governmental requirements.

19. No Agency or Partnership. Nothing contained in this Agreement shall constitute Lender as a joint venturer, partner or agent of Borrower, or render Lender liable for any debts, obligations, acts, omissions, representations or contracts of Borrower.

20. Entire Agreement. This Agreement and the other Loan Documents represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements. There are no oral agreements between the parties. All prior or contemporaneous agreements, understandings, representations and statements, oral or written, are merged into this Agreement and the other Loan Documents. Neither this Agreement nor any of its provisions may be waived, modified, amended, discharged or terminated except in writing signed by the party against which the enforcement of the waiver, modification, amendment, discharge or termination is sought, and then only to the extent set forth in writing; provided, however, that in the event of a Transfer requiring Lender's consent under the terms of the Security Instrument, one or more or all of the Modifications to Agreement set forth in Exhibit C (if any) may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

21. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute an original document and all of which together shall constitute one agreement.

      ATTACHED   EXHIBITS.   The  following  Exhibits  are  attached  to  this
Agreement:

      ------
        X       Exhibit A       Legal Description of the Land (required)
      ------

      ------
        X       Exhibit B       Capital Replacements (required)
      ------

      ------
        X       Exhibit C       Modifications to Agreement
      ------

      IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the day and year first written above.

                                    BORROWER:

                                    LAZY HOLLOW PARTNERS, a California
                                       general partnership

                                    By:   Angeles Realty Corporation II, a
                                          California corporation, its
                                          managing general partner
Borrower's Social Security or
Taxpayer Identification No.:
95-4217055
                                          By:   /s/Patti K. Fielding
                                               Patti K. Fielding
                                               Executive Vice President

                                     LENDER:

                                    REILLY MORTGAGE GROUP, INC., a District
                                       of Columbia corporation



                                    By: /s/Julia P. Ensall
                                       Julia P. Ensall
                                       Assistant Vice President

                                    EXHIBIT A


                          Legal Description of the Land

                                    EXHIBIT B


                              Capital Replacements



The Replacement Reserve Fund is to be used to replace any of the following items:


1.    Carpet/Vinyl flooring
2.    Window treatments
3.    Roofs
4.    Furnaces/Boilers
5.    Air conditioners
6.    Ovens/Ranges
7.    Refrigerators
8.    Dishwashers
9.    Water heaters
10.   Garbage disposals
11.   Parking lot seal and stripe
12.   Washers and Dryers

                                    EXHIBIT C

                           Modifications to Agreement

The following modifications are made to the tax of the Replacement Reserve that precedes this Exhibit: 1. Subsection (iii) of Section 2(e) of the Replacement Reserve Agreement is deleted in its entirety and replaced with the following:

            "(iii) Borrower's failure to maintain the Property in a satisfactory
            manner  in  accordance   with  the   requirements  of  the  Security
            Instrument."