Form 10QSB
period 2004-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2004-05-13
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 401
   Receivables and deposits                                                      85
   Other assets                                                                 526
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  12,974
                                                               14,372
      Less accumulated depreciation                            (6,785)        7,587
                                                                            $ 8,599
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 33
   Tenant security deposit liabilities                                           90
   Due to affiliates                                                             71
   Other liabilities                                                            160
   Accrued property taxes                                                        58
   Mortgage notes payable                                                    13,993

Partners' Deficit
   General partner                                             $ (290)
   Limited partners (47,311 units issued and
      outstanding)                                             (5,516)       (5,806)
                                                                            $ 8,599

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                               Three Months Ended
                                                                    March 31,
                                                               2004          2003
Revenues:
  Rental income                                               $   812       $   798
  Other income                                                     42            57
      Total revenues                                              854           855

Expenses:
  Operating                                                       316           375
  General and administrative                                       52            57
  Depreciation                                                    130           130
  Interest                                                        227           151
  Property tax                                                     90            90
      Total expenses                                              815           803

Net income                                                    $    39       $    52

Net income allocated to general partner   (1%)                $    --       $     1
Net income allocated to limited partners (99%)                     39            51

                                                              $    39       $    52

Net income per limited partnership unit                       $  0.82       $  1.08
Distribution per limited partnership unit                     $  4.71       $    --



         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1        $47,384    $47,385

Partners' deficit at
   December 31, 2003                   47,311         $ (286)     $(5,332)   $(5,618)

Distributions to partners                                 (4)        (223)       (227)

Net income for the three months
   ended March 31, 2004                    --              --          39         39

Partners' deficit at
   March 31, 2004                      47,311         $ (290)     $(5,516)   $(5,806)


         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2004        2003

Cash flows from operating activities:
  Net income                                                  $    39      $    52
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                   130          130
   Amortization of loan costs                                       5            3
   Change in accounts:
      Receivables and deposits                                     10         (206)
      Other assets                                                (19)          82
      Accounts payable                                             --           23
      Tenant security deposit liabilities                          (5)          12
      Due to affiliates                                           (56)          10
      Accrued property taxes                                       19           --
      Other liabilities                                            20          (10)
        Net cash provided by operating activities                 143           96

Cash flows from investing activities:
  Property improvements and replacements                          (18)         (32)
  Net withdrawals from restricted escrows                          --          130
        Net cash (used in) provided by investing activities       (18)          98

Cash flows from financing activities:
  Payments on mortgage notes payable                              (98)         (56)
  Proceeds from mortgage note payable                              --       10,000
  Repayment of mortgage note payable                               --       (3,592)
  Loan costs paid                                                  --         (239)
  Distributions to partners                                      (227)          --
        Net cash (used in) provided by financing activities      (325)       6,113

Net (decrease) increase in cash and cash equivalents             (200)       6,307

Cash and cash equivalents at beginning of period                  601        1,166
Cash and cash equivalents at end of period                    $   401      $ 7,473

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   195      $   169


         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $43,000 and $42,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $34,000 and $25,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

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

During the three months ended March 31, 2004 and 2003, the amount accrued for the allowable fee was approximately $3,000 and $15,000, respectively. The total amount due at March 31, 2004 is approximately $71,000. Payment of the Partnership management fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The Partnership management fee for 2003 and the three months ended March 31, 2004 will remain accrued until such time the Partnership has additional net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $22,000. The Partnership was charged approximately $33,000 for 2003.

Note C - Refinancing of Mortgage Note Payable

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,592,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing are approximately $239,000, and are being amortized over the life of the mortgage note payable.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from the those described in the forward-looking statements and will be affected by a variety of risks and factors, including without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values; and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                Average Occupancy
      Property                                  2004          2003

      Lazy Hollow Apartments                     95%          94%
         Columbia, Maryland
      Homestead Apartments                       89%          86%
         East Lansing, Michigan

The General Partner attributes the increase in occupancy at Homestead Apartments to increased marketing efforts by the management staff.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results from Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $39,000 compared to net income of approximately $52,000 for the three months ended March 31, 2003. The decrease in net income is due to an increase in total expenses and a slight decrease in total revenues. Total expenses increased due to an increase in interest expense partially offset by a decrease in operating expense. Interest expense increased due to the refinancing of the mortgage encumbering Lazy Hollow Apartments in March 2003, which resulted in a higher outstanding mortgage balance. Operating expenses decreased due to decreases in maintenance, administrative and insurance expenses. Maintenance expense decreased due to decreases in the use of contract labor at both of the Partnership's investment properties. Administrative expense decreased due to decreases in contract cleaning and legal and professional fees at Lazy Hollow Apartments. Insurance expense decreased due to a decrease in mortgage insurance resulting from the refinancing of Lazy Hollow Apartments in March 2003.

Included in general and administrative expense for the three months ended March 31, 2004 and 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in other income which was mostly offset by an increase in rental income. Other income decreased due to decreases in lease cancellation and application fees at Homestead Apartments. Rental income increased due to an increase in occupancy at both of the investment properties and an increase in average rental rates at Lazy Hollow Apartments partially offset by a decrease in average rental rates at Homestead Apartments.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $401,000 compared to approximately $7,473,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents decreased by approximately $200,000 due to approximately $325,000 of cash used in financing activities and approximately $18,000 of cash used in investing activities partially offset by approximately $143,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments on the mortgages encumbering both of the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,592,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing are approximately $239,000, and are being amortized over the life of the mortgage note payable.

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

Lazy Hollow Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $6,000 of capital improvements at Lazy Hollow Apartments consisting of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $91,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $12,000 of capital improvements at Homestead Apartments consisting primarily of office computers, security improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $81,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $13,993,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):

                 Three Months                  Three Months
                    Ended        Per Limited       Ended      Per Limited
                  March 31,      Partnership     March 31,    Partnership
                     2004           Unit           2003          Unit

Operations          $  225         $  4.71         $   --         $    --

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership to the Partnership, approximately $2,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2004. There were no such distributions during the three months ended March 31, 2003.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,073 limited partnership units (the "Units") in the Partnership representing 44.54% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.54% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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



                                    Date: May 13, 2004

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




Date: May 13, 2004

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


I, Thomas M. Herzog, certify that:


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

Date: May 13, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Angeles  Realty  Corporation  II,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.