Form 10QSB
period 2004-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2004-08-13
CIK 812564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                        ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004




Assets
   Cash and cash equivalents                                                 $ 614
   Receivables and deposits                                                      94
   Other assets                                                                 457
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  13,049
                                                               14,447
      Less accumulated depreciation                            (6,917)        7,530
                                                                            $ 8,695
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 48
   Tenant security deposit liabilities                                           92
   Due to General Partner and affiliates                                         92
   Accrued property taxes                                                       108
   Other liabilities                                                            194
   Mortgage notes payable                                                    13,893

Partners' Deficit
   General partner                                             $ (290)
   Limited partners (47,311 units issued and
      outstanding)                                             (5,442)       (5,732)
                                                                            $ 8,695


         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)




                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                  2004       2003        2004       2003

Revenues:
  Rental income                                  $ 807       $ 844     $ 1,619     $ 1,642
  Other income                                       49          44         91         101
       Total revenues                               856         888      1,710       1,743

Expenses:
  Operating                                         264         267        580         642
  General and administrative                         74          63        126         120
  Depreciation                                      132         132        262         262
  Interest                                          223         228        450         379
  Property tax                                       88          89        178         179
       Total expenses                               781         779      1,596       1,582

Net income                                        $ 75       $ 109      $ 114       $ 161

Net income allocated to general partner (1%)      $ 1         $ 1        $ 1         $ 2
Net income allocated to
  limited partners (99%)                             74         108        113         159

Net income                                        $ 75       $ 109      $ 114       $ 161

Net income per limited partnership unit          $ 1.56     $ 2.28      $ 2.39     $ 3.36

Distributions per limited partnership unit        $ --      $137.09     $ 4.71     $137.09


         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         47,384          $ 1       $47,384     $47,385

Partners' deficit
   at December 31, 2003                47,311         $ (286)    $(5,332)    $(5,618)

Distributions for the six months
   ended June 30, 2004                     --             (5)       (223)       (228)

Net income for the six months
   ended June 30, 2004                     --               1        113         114

Partners' deficit at
   June 30, 2004                       47,311         $ (290)    $(5,442)    $(5,732)

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net income                                                     $ 114        $ 161
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     262          262
   Amortization of loan costs                                        11            6
   Change in accounts:
      Receivables and deposits                                        1         (105)
      Other assets                                                   44           48
      Accounts payable                                              (13)          (2)
      Tenant security deposit liabilities                            (3)          18
      Accrued property taxes                                         69          107
      Other liabilities                                              54           24
      Due to General Partner and affiliates                         (35)         (95)
        Net cash provided by operating activities                   504          424

Cash flows from investing activities:
  Property improvements and replacements                            (65)         (64)
  Net withdrawals from restricted escrows                            --          130
        Net cash (used in) provided by investing activities         (65)          66

Cash flows from financing activities:
  Payments on mortgage notes payable                               (198)        (128)
  Repayment of mortgage note payable                                 --       (3,592)
  Proceeds from mortgage note payable                                --       10,000
  Loan costs paid                                                    --         (274)
  Distributions to partners                                        (228)      (6,619)
        Net cash used in financing activities                      (426)        (613)

Net increase (decrease) in cash and cash equivalents                 13         (123)

Cash and cash equivalents at beginning of period                    601        1,166
Cash and cash equivalents at end of period                       $ 614       $ 1,043

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 414        $ 344
Supplemental disclosure on non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                       $ 28        $ --

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"), an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately
$85,000 and $86,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $48,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. During the six months ended June 30, 2004 and 2003, the amount accrued for the allowable fee was approximately $24,000 and $35,000, respectively. The total amount due at June 30, 2004 is approximately $92,000. Payment of the Partnership management fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The Partnership management fee for 2003 and the six months ended June 30, 2004 will remain accrued until such time the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $22,000 and $33,000 respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                Average Occupancy
      Property                                  2004          2003

      Lazy Hollow Apartments                     96%          97%
         Columbia, Maryland
      Homestead Apartments                       84%          89%
         East Lansing, Michigan

The General Partner attributes the decrease in occupancy at Homestead Apartments to increased competition in the East Lansing market.

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

Results from Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $114,000 as compared to net income of approximately $161,000 for the six months ended June 30, 2003. The Partnership's net income for the three months ended June 30, 2004 was approximately $75,000 as compared to net income of $109,000 for the three months ended June 30, 2003. The decrease in net income for the three and six months ended June 30, 2004 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased for the three and six months ended June 30, 2004 primarily due to a decrease in rental income. Rental income decreased due to decreased occupancy and increased bad debt expense at both of the investment properties, and a decrease in the average rental rate at Homestead Apartments, partially offset by an increase in the average rental rate at Lazy Hollow Apartments. Other income decreased for the six months ended June 30, 2004 due to a decrease in interest income resulting from lower average cash balances during 2004 and a decrease in non-refundable pet fees at both properties. Other income increased for the three months ended June 30, 2004 as a result of increases in cable TV fees and lease cancellation fees at both properties, partially offset by a decrease in interest income.

Total expenses for the six months ended June 30, 2004 increased due to an increase in interest and general and administrative expenses partially offset by a decrease in operating expenses. For the six months ended June 30, 2004, depreciation and property tax expenses remained relatively constant. Interest expense increased due to the refinancing of the mortgage encumbering Lazy Hollow Apartments in March 2003, which resulted in a higher outstanding mortgage balance. Operating expenses decreased due to decreases in maintenance and insurance expenses. Maintenance expense decreased due to decreases in the use of contract labor at both of the Partnership's investment properties and a decrease in snow removal costs at Homestead Apartments. Insurance expense decreased due to a decrease in mortgage insurance resulting from the refinancing of Lazy Hollow Apartments in March 2003.

Total expenses for the three months ended June 30, 2004 remained relatively constant as an increase in general and administrative expenses was offset by a decrease in interest expense. Interest expense decreased due to scheduled principal payments on the mortgages encumbering both of the Partnership's properties. Depreciation, operating and property tax expenses remained relatively constant for the three months ended June 30, 2004.

Included in general and administrative expenses for the three and six months ended June 30, 2004 and June 30, 2003 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, the management fee based upon adjusted cash flow from operations is included in general and administrative expenses. Also included in general and administrative expense are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $614,000 compared to approximately $1,043,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents increased by approximately $13,000 due to approximately $504,000 of cash provided by operating activities partially offset by approximately $426,000 of cash used in financing activities and approximately $65,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and principal payments on the mortgages encumbering both of the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements for each of the Partnership's properties are detailed below.

Lazy Hollow Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $60,000 of capital improvements at Lazy Hollow Apartments consisting of structural improvements, painting and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $38,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $33,000 of capital improvements at Homestead Apartments consisting primarily of water heater upgrades, security improvements, landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $59,000 in capital improvements during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $13,893,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                  Six Months                    Six Months
                    Ended        Per Limited       Ended      Per Limited
                   June 30,      Partnership     June 30,     Partnership
                     2004           Unit           2003          Unit
Refinance (1)      $   --            $   --       $5,995       $125.45
Operations            223              4.71          557         11.64
Total              $  223           $ 4.71         $6,552       $137.09

(1) From the refinance of Lazy Hollow Apartments in March 2003.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership to the Partnership, approximately $5,000 and $67,000 were distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2004 and June 30, 2003, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 21,090 limited partnership units (the "Units") in the Partnership representing 44.58% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 44.58% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    ANGELES INCOME PROPERTIES, LTD. 6


                                    By:   Angeles Realty Corporation II
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President



                                    Date: August 13, 2004

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

10.35 Multifamily Note dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation (as filed as Exhibit 10.35 on Form 10-KSB March 26, 2004).

10.36 Limited Guaranty dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation (as filed as Exhibit 10.36 on Form 10-KSB March 26, 2004).

10.37 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation (as filed as Exhibit 10.37 on Form 10-KSB March 26, 2004).

10.38 Replacement Reserve Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation (as filed as Exhibit 10.38 on Form 10-KSB March 26, 2004).

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.




Date: August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Income Properties, Ltd. 6;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation II, equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.