Form 10KSB
period 2004-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2005-03-25
CIK 812564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $3,575,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. At December 31, 2004, the Partnership owned and operated two residential properties (see "Item 2. Description of Properties").

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                             Gross
                           Carrying    Accumulated  Depreciable             Federal
Property                     Value    Depreciation     Life     Method     Tax Basis
                               (in thousands)                           (in thousands)
Lazy Hollow Apartments      $ 8,549      $ 4,223     5-40 yrs     S/L       $ 7,140
Homestead Apartments          6,131        2,938     5-40 yrs     S/L         4,398
                            $14,680      $ 7,161                            $11,538

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.


Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                                  Principal                                        Principal
                                 Balance At                                         Balance
                                December 31,    Interest    Period    Maturity      Due At
Property                            2004        Rate (1)  Amortized     Date     Maturity (2)
                               (in thousands)                                   (in thousands)
Lazy Hollow Apartments
  1st trust deed                   $ 9,543        5.94%     20 yrs     04/23         $ --
Homestead Apartments
  1st trust deed                     4,145        7.02%     20 yrs     11/21             --
                                   $13,688                                           $ --


(1)   Fixed rate mortgage.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about the loans.

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,591,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $274,000, and are being amortized over the term of the mortgage note payable.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                          Average Annual                 Average
                                           Rental Rates                 Occupancy
                                            (per unit)
 Property                              2004            2003          2004       2003

 Lazy Hollow Apartments              $12,710         $12,202         96%        97%
 Homestead Apartments                  8,049           8,072         88%        91%

The General Partner attributes the decrease in occupancy at Homestead Apartments to strong competition in pricing from other properties in the local market.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                              2004            2004
                                            Billing           Rate
                                         (in thousands)
Property
Lazy Hollow Apartments (1)                    $151            1.13%
Homestead Apartments                           178            6.21%

(1) Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2004, the Partnership completed approximately $218,000 of capital improvements at Lazy Hollow Apartments consisting of major landscaping, cabinet, appliance and floor covering replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2004, the Partnership completed approximately $108,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2004, had 47,311 Limited Partnership Units outstanding held by 2,168 Limited Partners of record. Affiliates of the General Partner owned 23,377 units or 49.41% at December 31, 2004.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Refinancing (1)        $   --           $    --          $6,077            $127.16
Operations                225              4.71           1,219              25.51
                       $  225           $  4.71          $7,296            $152.67

(1) From the refinancing of Lazy Hollow Apartments in March 2003.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $3,000 and $73,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2004 and 2003, respectively.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,377 limited partnership units (the "Units") in the Partnership representing 49.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.41% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with "Item 7. Financial Statements" and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset the softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership realized net income for the years ended December 31, 2004 and 2003 of approximately $427,000 and $353,000, respectively. The increase in net income for the year ended December 31, 2004 is due to an increase in total revenues and a decrease in total expenses.

Total revenues for the year ended December 31, 2004 increased due to an increase in rental and other income. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense at Lazy Hollow Apartments partially offset by a decrease in occupancy at Homestead Apartments. Other income increased due to the receipt of an escrow deposit from a property, which had been previously sold.

Total expenses for the year ended December 31, 2004 decreased due to decreases in general and administrative and depreciation expenses, partially offset by an increase in operating and interest expenses. Property tax expenses remained comparable. Operating expenses increased due to an increase in advertising, property and administrative expense partially offset by a decrease in maintenance expense. Advertising expense increased due to an increase in periodical costs at Lazy Hollow Apartments and referral fees at both properties. Property expense increased due to an increase in payroll and related benefits at both investment properties. Administrative costs increased due to an increase in business license costs at Lazy Hollow Apartments. Maintenance expense decreased due to decreases in contract services at both investment properties and snow removal costs at Homestead Apartments. Interest expense increased due to the refinancing of the mortgage encumbering Lazy Hollow Apartments, which resulted in a higher outstanding mortgage balance. Depreciation expense decreased due to assets becoming fully depreciated over the past 12 months.

General and administrative expense decreased for the year ended December 31, 2004 due to a decrease in management reimbursements to the General Partner as allowed under the Partnership Agreement, a decrease in the Partnership management fee due to the General Partner, which is based on the adjusted cash from operations and a decrease in audit fees. Also included in general and administrative expense for the years ended December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2004, the Partnership held cash and cash equivalents of approximately $568,000 compared to approximately $601,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents decreased by approximately $33,000. The decrease in cash and cash equivalents is due to approximately $631,000 of cash used in financing activities and approximately $311,000 of cash used in investing activities partially offset by approximately $909,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal on the mortgages encumbering both of the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,591,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $274,000, and are being amortized over the term of the mortgage note payable.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $13,688,000 has maturity dates ranging from November 2021 to April 2023 at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands except per unit data):

                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Refinancing (1)        $   --           $    --          $6,077            $127.16
Operations                225              4.71           1,219              25.51
                       $  225           $  4.71          $7,296            $152.67

(1) From the refinancing of Lazy Hollow Apartments in March 2003.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $3,000 and $73,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2004 and 2003, respectively.

Future cash distributions will depend on the levels of cash generated from operations, the timing of debt maturities, property sales and/or refinancings. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,377 limited partnership units (the "Units") in the Partnership representing 49.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.41% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Angeles Income Properties, Ltd. 6


We have audited the accompanying consolidated balance sheet of Angeles Income Properties, Ltd. 6 as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                        ANGELES INCOME PROPERTIES, LTD. 6

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                              $   568
   Receivables and deposits                                                    86
   Other assets                                                               527
   Investment properties (Notes B and F):
      Land                                                  $ 1,398
      Buildings and related personal property                13,282
                                                             14,680
      Less accumulated depreciation                          (7,161)        7,519
                                                                          $ 8,700
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    40
   Tenant security deposit liabilities                                         85
   Other liabilities                                                          203
   Due to affiliates (Note C)                                                  74
   Accrued property taxes                                                      29
   Mortgage notes payable (Note B)                                         13,688

Partners' Deficit
   General partner                                          $  (287)
   Limited partners (47,311 units issued
      and outstanding)                                       (5,132)       (5,419)
                                                                          $ 8,700

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                 2004         2003
     Revenues:
        Rental income                                        $  3,351     $  3,317
        Other income                                              224          207
           Total revenues                                       3,575        3,524

     Expenses:
        Operating                                               1,210        1,173
        General and administrative                                184          287
        Depreciation                                              506          520
        Interest                                                  892          829
        Property taxes                                            356          362
           Total expenses                                       3,148        3,171

     Net income (Note E)                                     $    427     $    353

     Net income allocated to general partner (1%)            $      4     $      4
     Net income allocated to limited partners (99%)               423          349
                                                             $    427     $    353

     Net income per limited partnership unit                 $   8.94     $   7.38

     Distributions per limited partnership unit              $   4.71     $ 152.67


        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            47,384        $ 1       $47,384    $47,385

Partners' (deficiency) capital at
   December 31, 2002                      47,311       $ (144)    $ 1,542    $ 1,398

Distributions to partners                     --         (146)     (7,223)    (7,369)

Net income for the year
   ended December 31, 2003                    --            4         349        353

Partners' deficit at
   December 31, 2003                      47,311         (286)     (5,332)    (5,618)

Distributions to partners                     --           (5)       (223)      (228)

Net income for the year
   ended December 31, 2004                    --            4         423        427

Partners' deficit at
   December 31, 2004                      47,311       $ (287)    $(5,132)   $(5,419)

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2004        2003
Cash flows from operating activities:
  Net income                                                   $    427     $    353
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     506          520
   Amortization of loan costs                                        22           15
   Change in accounts:
      Receivables and deposits                                        9           92
      Other assets                                                  (37)          (3)
      Accounts payable                                               (8)          15
      Tenant security deposit liabilities                           (10)          23
      Due to affiliates                                             (53)          77
      Accrued property taxes                                        (10)          39
      Other liabilities                                              63          (72)

          Net cash provided by operating activities                 909        1,059

Cash flows from investing activities:
  Property improvements and replacements                           (311)        (197)
  Net withdrawals from restricted escrows                            --          130

          Net cash used in investing activities                    (311)         (67)

Cash flows from financing activities:
  Proceeds from mortgage note payable                                --       10,000
  Repayment of mortgage note payable                                 --       (3,591)
  Loan costs paid                                                    --         (274)
  Distributions to partners                                        (228)      (7,369)
  Payments on mortgage notes payable                               (403)        (323)

          Net cash used in financing activities                    (631)      (1,557)

Net decrease in cash and cash equivalents                           (33)        (565)
Cash and cash equivalents at beginning of the year                  601        1,166
Cash and cash equivalents at end of the year                   $    568     $    601

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $    846     $    814

Property improvements and replacements in accounts payable    $      15     $     --

        See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") was wholly-owned by Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2004, the Partnership operates two residential properties in Maryland and Michigan.

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

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximates its carrying value.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $548,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged their space and is current on their rental payments.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Deferred Costs: Loan costs of approximately $436,000, less accumulated amortization of approximately $50,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years ended December 31, 2004 and 2003 was approximately $22,000 and $15,000, respectively, and is included in interest expense on the accompanying consolidated statement of operations. Amortization expense is estimated to be approximately $22,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $70,000 and $54,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expenses as incurred.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

                        Principal      Monthly                            Principal
                       Balance At      Payment     Stated                  Balance
                        December      Including   Interest    Maturity      Due At
      Property            2004         Interest     Rate        Date       Maturity
                            (in thousands)                              (in thousands)
Lazy Hollow
 Apartments
  1st trust deed         $ 9,543         $ 71       5.94%      04/23         $ --
Homestead
 Apartments
  1st trust deed           4,145           35       7.02%      11/21            --
                        $ 13,688         $106                                $ --

On March 31, 2003, the Partnership refinanced the mortgage encumbering Lazy Hollow Apartments. The refinancing replaced mortgage indebtedness of approximately $3,591,000 with a new mortgage of $10,000,000. The mortgage was refinanced at the rate of 5.94% compared to the prior rate of 7.50%. Payments of principal and interest of approximately $71,000 are due on the first day of each month commencing May 2003 until April 2023, at which time the note is scheduled to be fully amortized. Capitalized loan costs, which are included in other assets, incurred with the refinancing were approximately $274,000, and are being amortized over the term of the mortgage note payable.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                   2005             430
                                   2006             458
                                   2007             488
                                   2008             519
                                   2009             553
                                Thereafter       11,240
                                                $13,688

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $174,000 for both of the years ended December 31, 2004 and 2003, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $131,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2004 and 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note D"). The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $15,000. There were no construction management service fees during the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $14,000 was due from an affiliate for an over payment of reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sales of Wakonda Shopping Center and Town and Country Shopping Center. Pursuant to this provision, during the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations. For the year ended December 31, 2004, the Partnership has expensed approximately $20,000 for the 2004 fee. This amount is included in due to affiliates on the consolidated balance sheet. For the year ended December 31, 2003, the Partnership had expensed approximately $68,000 for the 2003 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2002 partnership management fee was paid with distributable net proceeds from the refinancing of Lazy Hollow Apartments in 2003. The 2004 and 2003 partnership management fees of approximately $88,000 will remain accrued until such time as the partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,377 limited partnership units (the "Units") in the Partnership representing 49.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.41% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2004 and 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarters of 2004 and 2003, the Partnership recorded an adjustment to reimbursements to the General Partner of approximately ($27,000) and $57,000, respectively, due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the years ended December 31, 2004 and 2003 were approximately $116,000 and $153,000, respectively, compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2004 and 2003 of approximately $110,000 and $72,000, respectively. The adjustment to management reimbursements is included in general and administrative expenses.

Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                             2004          2003

Net income as reported                     $   427       $   353
Add (deduct):
  Depreciation differences                    (172)         (123)
  Other                                        (82)         (162)
Federal taxable income                     $   173       $    68

Federal taxable income per
  limited partnership unit                 $  3.63       $  1.41

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                                         2004
   Net liabilities as reported         $(5,419)
   Land and buildings                    5,522
   Accumulated depreciation             (1,503)
   Syndication                           6,802
   Other                                   114
   Net assets - tax basis              $ 5,516

Note F - Investment Properties and Accumulated Depreciation


                                                   Initial Cost
                                                  To Partnership
                                                  (in thousands)
                                                          Buildings          Cost
                                                         and Related       Removed
                                                           Personal     Subsequent to
        Description          Encumbrances      Land        Property      Acquisition
                            (in thousands)                              (in thousands)
Lazy Hollow Apartments          $ 9,543        $ 998       $ 8,988         $(1,437)
Homestead Apartments              4,145           557        5,988            (414)
                                $13,688       $ 1,555      $14,976         $(1,851)

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                    Personal              Accumulated    Date    Depreciable
       Description         Land     Property     Total   Depreciation  Acquired   Life-Years
                                                        (in thousands)
Lazy Hollow Apartments    $  841    $ 7,708     $ 8,549     $ 4,223    07/01/89      5-40
Homestead Apartments         557      5,574       6,131       2,938    11/10/88      5-40

                          $1,398    $13,282     $14,680     $ 7,161

Reconciliation of "investment properties and accumulated depreciation":

                                                 Years Ended December 31,
                                                  2004             2003
                                                      (in thousands)
Investment Properties
Balance at beginning of year                    $14,354           $14,237
    Property improvements                           326               117
Balance at end of year                          $14,680           $14,354

Accumulated Depreciation
Balance at beginning of year                    $ 6,655           $ 6,135
    Additions charged to expense                    506               520
Balance at end of year                          $ 7,161           $ 6,655

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $20,202,000 and $19,886,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $8,664,000 and $7,986,000, respectively.

Note G - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Angeles Income Properties, Ltd. 6 (the "Partnership" or the "Registrant") has no officers or directors. The names of the directors and officers of Angeles Realty Corporation II ("ARC II" or the "General Partner"), their ages and the nature of all positions with ARC II presently held by them are as follows:

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 10.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2004.

Entity                                  Number of Units      Percentage

AIMCO Properties, L.P.                       17,915            37.87%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                  3,506             7.41%
  (an affiliate of AIMCO)
AIMCO IPLP, L.P.                              1,956             4.13%
  (an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's residential properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $174,000 for both of the years ended December 31, 2004 and 2003 which is included in operating expenses.

Affiliates of the General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $131,000 and $153,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. For the years ended December 31, 2004 and 2003, the first three quarters were based on estimated amounts and in the fourth quarter of 2004 and 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Item 7. - Financial Statements. Note D"). The portion of these reimbursements included in investment properties for the year ended December 31, 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $15,000. There were no construction management service fees during the year ended December 31, 2003. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, approximately $14,000 was due from an affiliate for an over payment of reimbursements, which is included in due to affiliates.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties. Pursuant to this provision, during the year ended December 31, 2000, the Partnership paid a distribution of approximately $174,000 to the General Partner related to the sales of Wakonda Shopping Center and Town and Country Shopping Center. Pursuant to this provision, during the year ended December 31, 2001, the Partnership declared and paid a distribution of approximately $60,000 payable to the General Partner related to the sale of Casa Granada Apartments. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations. For the year ended December 31, 2004, the Partnership has expensed approximately $20,000 for the 2004 fee. This amount is included in Due to affiliates on the consolidated balance sheet. For the year ended December 31, 2003, the Partnership had expensed approximately $68,000 for the 2003 fee. Payment of the partnership management fee is restricted to distributable net proceeds, as defined in the Partnership Agreement. The 2002 partnership management fee was paid with distributable net proceeds from the refinancing of Lazy Hollow Apartments in 2003. The 2004 and 2003 partnership management fees of approximately $88,000 will remain accrued until such time as the partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $35,000 and $33,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,377 limited partnership units (the "Units") in the Partnership representing 49.41% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 49.41% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $11,000 and $13,000 for 2004 and 2003, respectively.

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

                                    Date: March 25, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 25, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 25, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 25, 2005
Stephen B. Waters

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

10.34 Multifamily Note between GMAC Commercial Mortgage Corporation and Angeles Income Properties, Ltd. 6 for the refinance of Homestead Apartments filed in Form 8-K dated September 6, 2001, which is incorporated herein by reference.

10.35 Multifamily Note dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation. filed in Form 10-KSB dated March 26, 2004, which is incorporated herein by reference.

10.36 Limited Guaranty dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation filed in Form 10-KSB dated March 26, 2004, which is incorporated herein by reference.

10.37 Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation filed in Form 10-KSB dated March 26, 2004 which is incorporated herein by reference.

10.38 Replacement Reserve Agreement dated March 31, 2003 between Lazy Hollow Partners, a California general partnership, and Reilly Mortgage Group, Inc., a District of Columbia corporation filed in Form 10-KSB dated March 26, 2004 which is incorporated herein by reference.

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

Date: March 25, 2005

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

Date: March 25, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation II,
                                    equivalent of the chief financial officer
                                    of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 25, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 25, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.