Form 10QSB
period 2005-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2005-11-14
CIK 812564

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No __X__

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS




                        ANGELES INCOME PROPERTIES, LTD. 6
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005


Assets
   Cash and cash equivalents                                                 $ 266
   Receivables and deposits                                                     100
   Other assets                                                                 605
   Investment properties:
      Land                                                    $ 1,398
      Buildings and related personal property                  13,702
                                                               15,100
      Less accumulated depreciation                            (7,516)        7,584
                                                                            $ 8,555
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 119
   Accrued property taxes                                                        18
   Tenant security deposit liabilities                                           78
   Due to affiliates (Note B)                                                   143
   Other liabilities                                                            213
   Mortgage notes payable                                                    13,367

Partners' Deficit
   General partner                                             $ (287)
   Limited partners (47,311 units issued and
      outstanding)                                             (5,096)       (5,383)
                                                                            $ 8,555


         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                      Three Months           Nine Months
                                                  Ended September 30,    Ended September 30,
                                                    2005        2004      2005       2004
Revenues:
  Rental income                                     $ 870      $ 854     $ 2,658    $ 2,473
  Other income                                          50         83        145        174
       Total revenues                                  920        937      2,803      2,647

Expenses:
  Operating                                            293        308        934        888
  General and administrative                            25         22        145        148
  Depreciation                                         122        121        355        383
  Interest                                             217        221        653        671
  Property tax                                          97         90        285        268
       Total expenses                                  754        762      2,372      2,358

Net income                                          $ 166      $ 175      $ 431      $ 289

Net income allocated to general partner (1%)         $ 1        $ 2        $ 4        $ 3

Net income allocated to limited partners (99%)         165        173        427        286

Net income                                          $ 166      $ 175      $ 431      $ 289

Net income per limited partnership unit            $ 3.49      $ 3.66    $ 9.03     $ 6.05

Distributions per limited partnership unit          $ --        $ --     $ 8.26     $ 4.71

         See Accompanying Notes to Consolidated Financial Statements

                      ANGELES INCOME PROPERTIES, LTD. 6
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                          Limited
                                        Partnership     General      Limited
                                           Units        Partner     Partners     Total

Original capital contributions            47,384          $ 1        $47,384     $47,385

Partners' deficit
   at December 31, 2004                   47,311         $ (287)     $(5,132)   $(5,419)

Distributions to partners                     --             (4)       (391)        (395)

Net income for the nine months
   ended September 30, 2005                   --               4         427         431

Partners' deficit at
   September 30, 2005                     47,311         $ (287)     $(5,096)   $(5,383)

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2005         2004
Cash flows from operating activities:
  Net income                                                      $ 431        $ 289
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      355          383
   Amortization of loan costs                                         16           16
   Change in accounts:
      Receivables and deposits                                       (14)          10
      Other assets                                                   (94)        (116)
      Accounts payable                                                 3           19
      Accrued property taxes                                         (11)         (39)
      Tenant security deposit liabilities                             (7)          (7)
      Other liabilities                                               10           25
      Due to affiliates                                               19          (57)
        Net cash provided by operating activities                    708          523

Cash flows used in investing activities:
  Property improvements and replacements                            (344)        (204)

Cash flows from financing activities:
  Distributions to partners                                         (395)        (228)
  Payments on mortgage notes payable                                (321)        (300)
  Advances from affiliates of the General Partner                     50           --
        Net cash used in financing activities                       (666)        (528)

Net decrease in cash and cash equivalents                           (302)        (209)

Cash and cash equivalents at beginning of period                     568          601
Cash and cash equivalents at end of period                        $ 266        $ 392

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 637        $ 631

Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable       $ 91         $ --

At December 31, 2004 approximately $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial  statements.  The  Partnership's  general  partner is  Angeles  Realty
Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $138,000 and $128,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $110,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $17,000 and $2,000, respectively. The fees are calculated based on a percentage of additions to investment properties.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations. During the nine months ended September 30, 2005 and 2004, the amount accrued for the allowable fee was approximately $4,000 and $2,000, respectively. The total amount due at September 30, 2005 is approximately $92,000 and is included in due to affiliates on the accompanying consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The Partnership Management Fee for 2003 and 2004 and the nine months ended September 30, 2005 will remain accrued until such time as the Partnership has additional distributable net proceeds.

In accordance with the Partnership Agreement, the General Partner advanced the Partnership approximately $50,000 for capital improvements at Homestead Apartments during the nine months ended September 30, 2005. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and amounted to approximately $1,000 for the nine months ended September 30, 2005. There were no advances to the Partnership or associated interest expense during the nine months ended September 30, 2004. At September 30, 2005, the amount of the outstanding loans and accrued interest was approximately $51,000 and is included in due to affiliates.

Subsequent  to September 30, 2005 an affiliate of the General  Partner  advanced
the   Partnership   approximately   $77,000  for  trade   payables  and  capital
expenditures at Homestead Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005, and 2004, the Partnership was charged by AIMCO and its affiliates approximately $36,000 and $35,000 for insurance coverage and fees associated with policy claims administration.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                Average Occupancy
      Property                                  2005          2004

      Lazy Hollow Apartments                     97%          96%
         Columbia, Maryland
      Homestead Apartments                       96%          85%
         East Lansing, Michigan

The General Partner attributes the increase in occupancy at Homestead Apartments to increased marketing efforts and customer service focus by the management staff.

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

Results from Operations

The Partnership's net income for the three and nine months ended September 30, 2005 was approximately $166,000 and $431,000, respectively, compared to a net income of approximately $175,000 and $289,000 for the three and nine months ended September 30, 2004, respectively. The decrease in net income for the three month period ended September 30, 2005 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in net income for the nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in total revenues for the three month period is due to a decrease in other income partially offset by an increase in rental income. The increase in total revenues for the nine month period ended September 30, 2005 is due to an increase in rental income partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy at both investment properties, an increase in the average rental rate at Lazy Hollow Apartments and a decrease in bad debt expense at both of the investment properties, partially offset by a decrease in the average rental rate at Homestead Apartments. Other income decreased for both periods due to a return of an escrow in 2004 from a property which had previously sold.

Total expenses for the three months ended September 30, 2005 decreased due to decreases in operating expense, partially offset by an increase in property tax expense. Operating expense decreased due to decreases in maintenance expense. Maintenance expense decreased due to a decrease in contract labor at both investment properties. Property taxes increased due to an increase in the tax rate and assessed value of Homestead Apartments.

Total expenses increased for the nine month period ended September 30, 2005 due to an increase in operating expenses and property tax expense, partially offset by a decrease in depreciation and interest expense. The increase in operating expenses is due to an increase in property expense partially offset by a decrease in administrative and maintenance expenses. Property expense increased due to an increase in payroll and related costs at both of the investment properties. Administrative expense decreased due to a decrease in business license costs at Lazy Hollow Apartments. Maintenance expense decreased due to a decrease in contract labor at both investment properties. Property tax expense increased due to an increase in the tax rate and the assessed value at Homestead Apartments. Depreciation expense decreased due to assets becoming fully depreciated at Lazy Hollow Apartments. Interest expense decreased due to scheduled payments of principal resulting in a lower carrying balance of the mortgages encumbering both of the investment properties, partially offset by an increase in interest on advances from an affiliate of the General Partner.

General and administrative expense remained relatively constant for both the three and nine months ended September 30, 2005. Included in general and administrative expense for the three and nine months ended September 30, 2005 and 2004 are management reimbursements to the General Partner as allowed under the Partnership agreement. Also, included in general and administrative expenses for both the three and nine months ended September 30, 2005 and 2004, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $266,000 compared to approximately $392,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents decreased by approximately $302,000 due to approximately $666,000 of cash used in financing activities and approximately $344,000 of cash used in investing activities, partially offset by approximately $708,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions to partners and principal payments on the mortgages encumbering the Partnership's properties partially offset by advances from the General Partner. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $139,000 of capital improvements at Lazy Hollow Apartments consisting primarily of appliance and floor covering replacements, roof replacement, major landscaping, and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $281,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements, fitness equipment, structural improvements and parking lot resurfacing. These improvements were funded from operating cash flow and advances from an affiliate of the General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves and advances from affiliates of the General Partner. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership's properties of approximately $13,367,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                   Nine Months                      Nine Months
                      Ended          Per Limited       Ended        Per Limited
                  September 30,      Partnership   September 30,    Partnership
                       2005             Unit            2004           Unit

Operations            $  395           $  8.26         $  225         $  4.71

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2004. There were no such distributions during the nine months ended September 30, 2005.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,662 limited partnership units (the "Units") in the Partnership representing 50.01% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.01% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation II, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.