Form 10QSB
period 2006-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2006-11-14
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 382
Receivables and deposits		101
Other assets		605
Investment properties:
Land	$ 1,398
Buildings and related personal property	13,976
	15,374
Less accumulated depreciation	(8,055)	7,319
		$ 8,407
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 18
Tenant security deposit liabilities		85
Due to affiliates (Note B)		104
Other liabilities		207
Mortgage notes payable		12,916

Partners' Deficit
General partner	$ (286)
Limited partners (47,311 units issued and
outstanding)	(4,637)	(4,923)
		$ 8,407

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 904	$ 870	$ 2,642	$ 2,658
Other income	85	50	276	145
Total revenues	989	920	2,918	2,803

Expenses:
Operating	350	293	1,120	934
General and administrative	15	25	128	145
Depreciation	137	122	406	355
Interest	209	217	631	653
Property tax	99	97	293	285
Total expenses	810	754	2,578	2,372

Net income	$ 179	$ 166	$ 340	$ 431

Net income allocated to general partner (1%)	$ 1	$ 1	$ 3	$ 4

Net income allocated to limited partners (99%)	178	165	337	427

Net income	$ 179	$ 166	$ 340	$ 431

Net income per limited partnership unit	$ 3.76	$ 3.49	$ 7.12	$ 9.03

Distributions per limited partnership unit	$ --	$ --	$ --	$ 8.26

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit
at December 31, 2005	47,311	$ (289)	$(4,974)	$(5,263)

Net income for the nine months
ended September 30, 2006	--	3	337	340

Partners' deficit at
September 30, 2006	47,311	$ (286)	$(4,637)	$(4,923)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 340	$ 431
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	406	355
Amortization of loan costs	16	16
Change in accounts:
Receivables and deposits	(13)	(14)
Other assets	(127)	(94)
Accounts payable	(23)	3
Accrued property taxes	(28)	(11)
Tenant security deposit liabilities	6	(7)
Other liabilities	44	10
Due to affiliates	(9)	19
Net cash provided by operating activities	612	708

Cash flows used in investing activities:
Property improvements and replacements	(191)	(344)

Cash flows from financing activities:
Distributions to partners	--	(395)
Payments on mortgage notes payable	(341)	(321)
Advances from affiliates of the General Partner	--	50
Net cash used in financing activities	(341)	(666)

Net increase (decrease) in cash and cash equivalents	80	(302)

Cash and cash equivalents at beginning of period	302	568
Cash and cash equivalents at end of period	$ 382	$ 266

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 616	$ 637

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 7	$ 91

At December 31, 2005 and 2004 approximately $24,000 and $15,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $143,000 and $138,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $76,000 and $105,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 and $17,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement.  If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's adjusted cash flow from operations.  During the nine months ended September 30, 2006 and 2005, the amount accrued for the allowable fee was approximately $3,000 and $4,000, respectively. The total amount due at September 30, 2006 is approximately $104,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative 2003, 2004, 2005 and the nine months ended September 30, 2006, partnership management fees earned of approximately $104,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $38,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lazy Hollow Apartments	95%	97%
Columbia, Maryland
Homestead Apartments	91%	96%
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

Results from Operations

The Partnership’s net income for the three and nine months ended September 30, 2006 was approximately $179,000 and $340,000, respectively compared to net income of approximately $166,000 and $431,000 for the three and nine months ended September 30, 2005, respectively. The increase in net income for the three months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased for the nine months ended September 30, 2006 due to an increase in other income partially offset by a decrease in rental income.  For the three months ended September 30, 2006 total revenues increased due to an increase in both rental and other income. Other income increased for both periods due to an increase in resident utility reimbursements at Lazy Hollow Apartments which did not commence until the fourth quarter of 2005. Rental income decreased for the nine months ended September 30, 2006 due to a decrease in occupancy and an increase in bad debt expense at both investment properties partially offset by an increase in the average rental rate at both of the Partnership’s investment properties. The increase in rental income for the three months ended September 30, 2006 is due to an increase in occupancy at both investment properties for the quarter.

Total expenses increased for both periods due to an increase in operating and depreciation expenses partially offset by decreases in interest and general and administrative expenses. Property tax expense remained relatively constant for the comparable periods. Operating expense increased due to increases in property, administrative and maintenance expenses. Property expense increased due to an increase in utility costs and payroll and related benefits at Lazy Hollow Apartments. Maintenance expense increased due to increases in contract labor at both investment properties. Administrative expenses increased due to increases in business permit costs and costs associated with tenant evictions at Lazy Hollow Apartments and training costs at both investment properties. Depreciation expense increased due to property improvements being placed into service over the past year which are now being depreciated. Interest expense decreased due to scheduled payments of principal resulting in a lower carrying balance of the mortgages encumbering both of the investment properties.

General and administrative expense decreased due to a decrease in the annual audit costs for the Partnership. Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $382,000 compared to approximately $266,000 at September 30, 2005.  For the nine months ended September 30, 2006, cash and cash equivalents increased by approximately $80,000 from December 31, 2005 due to approximately $612,000 of cash provided by operating activities partially offset by approximately $191,000 and $341,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $106,000 of capital improvements at Lazy Hollow Apartments consisting primarily of water heater and HVAC upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $68,000 of capital improvements at Homestead Apartments consisting primarily of appliance and floor covering replacements, water heater upgrades and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $12,916,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended September 30,	Partnership	Ended September 30,	Partnership
	2006	Unit	2005	Unit

Operations	$ --	$ --	$ 395	$ 8.26

Future cash distributions will depend on the levels of net cash generated from operations, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in the year 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 23,684 limited partnership units (the "Units") in the Partnership representing 50.06% of the outstanding Units at September 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.06% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: November 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2006	By: /s/Stephen B. Waters
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

Date: November 14, 2006

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

Date: November 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Martha L. Long
Date: November 14, 2006

/s/Stephen B. Waters
Stephen B. Waters
Date: November 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.