Form 10QSB
period 2007-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2007-08-14
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 703
Receivables and deposits		154
Other assets		422
Investment properties:
Land	$ 1,398
Buildings and related personal property	14,143
	15,541
Less accumulated depreciation	(8,444)	7,097
		$ 8,376
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 41
Tenant security deposit liabilities		98
Due to affiliates (Note B)		174
Accrued property taxes		121
Other liabilities		173
Mortgage notes payable		12,559

Partners' Deficit
General partner	$ (291)
Limited partners (47,311 units issued and
outstanding)	(4,499)	(4,790)
		$ 8,376

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 919	$ 867	$ 1,834	$ 1,738
Other income	188	110	307	191
Total revenues	1,107	977	2,141	1,929

Expenses:
Operating	328	344	756	770
General and administrative	87	60	148	113
Depreciation	127	135	253	269
Interest	202	210	407	422
Property tax	103	96	207	194
Total expenses	847	845	1,771	1,768

Net income	$ 260	$ 132	$ 370	$ 161

Net income allocated to general partner (1%)	$ 3	$ 1	$ 4	$ 2
Net income allocated to limited partners
(99%)	257	131	366	159

Net income	$ 260	$ 132	$ 370	$ 161

Net income per limited partnership unit	$ 5.44	$ 2.77	$ 7.74	$ 3.36

Distributions per limited partnership unit	$ 7.33	$ --	$ 7.33	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit
at December 31, 2006	47,311	$ (289)	$(4,518)	$(4,807)

Net income for the six months
ended June 30, 2007	--	4	366	370

Distributions to partners	--	(6)	(347)	(353)

Partners' deficit at
June 30, 2007	47,311	$ (291)	$(4,499)	$(4,790)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 370	$ 161
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	253	269
Amortization of loan costs	11	11
Change in accounts:
Receivables and deposits	(35)	(17)
Other assets	65	32
Accounts payable	(27)	(8)
Tenant security deposit liabilities	9	4
Accrued property taxes	99	86
Other liabilities	(5)	22
Due to affiliates	46	68
Net cash provided by operating activities	786	628

Cash flows used in investing activities:
Property improvements and replacements	(104)	(124)

Cash flows from financing activities:
Payments on mortgage notes payable	(240)	(225)
Distributions to partners	(353)	--
Net cash used in financing activities	(593)	(225)

Net increase in cash and cash equivalents	89	279

Cash and cash equivalents at beginning of period	614	302
Cash and cash equivalents at end of period	$ 703	$ 581

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 398	$ 412

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 7	$ 11

At December 31, 2006 and 2005 approximately $10,000 and $24,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at June 30, 2007 and 2006 respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $103,000 and $95,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $4,000 and $11,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the six months ended June 30, 2007 and 2006, the amount accrued for the allowable fee was approximately $46,000 and $30,000, respectively. The total amount due at June 30, 2007 is approximately $174,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2006 and the six months ended June 30, 2007, of approximately $174,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $82,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $62,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings. The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lazy Hollow Apartments	97%	95%
Columbia, Maryland
Homestead Apartments	95%	90%
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

Results from Operations

The Partnership’s net income for the three and six months ended June 30, 2007 was approximately $260,000 and $370,000, respectively, compared to net income of approximately $132,000 and $161,000 for the three and six months ended June 30, 2006, respectively.  The increase in net income for both periods is due to an increase in total revenues.  Total revenues increased due to an increase in both other income and rental income.  Other income increased due to an increase in resident utility reimbursements at both investment properties. Rental income increased due to increases in occupancy and average rental rates at both investment properties.

Total expenses remained relatively constant for both periods as an increase in general and administrative expense and property tax expense was offset by a decrease in depreciation and interest expenses. Operating expense remained relatively constant as increases in property, management fee and insurance expenses were offset by a decrease in maintenance expense.  Property expense increased due to increases in utility and payroll expenses.  Management fee expense increased due to an increase in rental income on which such fee is based. Insurance expense increased due to increased premiums for both investment properties.  Maintenance expense decreased due to a decrease in repair costs. Property tax expense increased due to an increase in the tax rate and assessed value at Homestead Apartments. Interest expense decreased due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.  Depreciation expense decreased due to assets becoming fully depreciated.

General and administrative expense increased due to an increase in the costs included in management reimbursements and an increase in the Partnership management fee which is based on the Partnership’s net cash from operations. Included in general and administrative expense for the six months ended June 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $703,000 compared to approximately $581,000 at June 30, 2006.  For the six months ended June 30, 2007, cash and cash equivalents increased by approximately $89,000 from December 31, 2006 due to approximately $786,000 of cash provided by operating activities partially offset by approximately $593,000 and $104,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $66,000 of capital improvements at Lazy Hollow Apartments consisting primarily of floor covering, cabinets, appliance and water heater replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $35,000 of capital improvements at Homestead Apartments consisting primarily of floor covering, fitness equipment replacements and improved ground lighting. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $12,559,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands expect per unit data):

	Six Months		Six Months
	Ended	Per Limited	Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2007	Unit	2006	Unit

Operations	$ 350	$ 7.33	$ --	$ --

In conjunction with the transfer of funds from a certain majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2007. There were no such distributions during the six months ended June 30, 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in the year 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,641 limited partnership units (the "Units") in the Partnership representing 58.42% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.42% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date: August 13, 2007

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

Date: August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Angeles Realty Corporation II, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Angeles Income Properties, Ltd. 6 (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.