Form 10QSB
period 2007-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2007-11-13
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 589
Receivables and deposits		102
Other assets		578
Investment properties:
Land	$ 1,398
Buildings and related personal property	14,221
	15,619
Less accumulated depreciation	(8,570)	7,049
		$ 8,318
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 92
Tenant security deposit liabilities		93
Due to affiliates (Note B)		171
Other liabilities		172
Mortgage notes payable		12,436

Partners' Deficit
General partner	$ (290)
Limited partners (47,311 units issued and
outstanding)	(4,356)	(4,646)
		$ 8,318

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 943	$ 904	$ 2,777	$ 2,642
Other income	62	85	369	276
Total revenues	1,005	989	3,146	2,918

Expenses:
Operating	389	350	1,145	1,120
General and administrative	37	15	185	128
Depreciation	126	137	379	406
Interest	201	209	608	631
Property tax	108	99	315	293
Total expenses	861	810	2,632	2,578

Net income	$ 144	$ 179	$ 514	$ 340

Net income allocated to general partner (1%)	$ 1	$ 1	$ 5	$ 3

Net income allocated to limited partners (99%)	143	178	509	337

	$ 144	$ 179	$ 514	$ 340

Net income per limited partnership unit	$ 3.02	$ 3.76	$ 10.76	$ 7.12

Distributions per limited partnership unit	$ --	$ --	$ 7.33	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2006	47,311	$ (289)	$(4,518)	$(4,807)

Net income for the nine months
ended September 30, 2007	--	5	509	514

Distributions to partners	--	(6)	(347)	(353)

Partners' deficit at
September 30, 2007	47,311	$ (290)	$(4,356)	$(4,646)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 514	$ 340
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	379	406
Amortization of loan costs	16	16
Change in accounts:
Receivables and deposits	17	(13)
Other assets	(96)	(127)
Accounts payable	(5)	(23)
Accrued property taxes	(22)	(28)
Tenant security deposit liabilities	4	6
Other liabilities	(6)	44
Due to affiliates	43	(9)
Net cash provided by operating activities	844	612

Cash flows used in investing activities:
Property improvements and replacements	(153)	(191)

Cash flows from financing activities:
Distributions to partners	(353)	--
Payments on mortgage notes payable	(363)	(341)
Net cash used in financing activities	(716)	(341)

Net (decrease) increase in cash and cash equivalents	(25)	80

Cash and cash equivalents at beginning of period	614	302
Cash and cash equivalents at end of period	$ 589	$ 382

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 594	$ 616

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 36	$ 7

At December 31, 2006 and 2005 approximately $10,000 and $24,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 and $143,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $76,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2007 and 2006 are construction management services provided by an affiliate of the General Partner of approximately $5,000 and $12,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the nine months ended September 30, 2007 and 2006, the amount accrued for the allowable fee was approximately $43,000 and $3,000, respectively. The total amount due at September 30, 2007 is approximately $171,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2006 and the nine months ended September 30, 2007, of approximately $171,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $85,000 and $62,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lazy Hollow Apartments (1)	98%	95%
Columbia, Maryland
Homestead Apartments (2)	96%	91%
East Lansing, Michigan

(1)

The General Partner attributes the increase in occupancy at Lazy Hollow Apartments to increased traffic and improved resident retention efforts.

(2)

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

Results from Operations

The Partnership’s net income for the three and nine months ended September 30, 2007 was approximately $144,000 and $514,000, respectively, compared to net income of approximately $179,000 and $340,000 for the three and nine months ended September 30, 2006, respectively. The decrease in net income for the three months ended September 30, 2007 is due to an increase in total expenses offset by an increase in total revenues.  The increase in net income for the nine months ended September 30, 2007 is due to an increase in total revenues offset by an increase in total expenses. Total revenues increased for the three months ended September 30, 2007 due to an increase in rental income offset by a decrease in other income.  Total revenues increased for the nine months ended September 30, 2007 due to an increase in both other income and rental income.  Other income decreased for the three months ended September 30, 2007 due to a decrease in utility reimbursements at Lazy Hollow Apartments. Other income increased for the nine months ended September 30, 2007 due to an increase in resident utility reimbursements at both investment properties. Rental income increased for both periods due to increases in occupancy and average rental rates at both investment properties.

Total expenses increased for both periods due to increases in operating, general and administrative, and property tax expenses offset by decreases in both interest and depreciation expenses. For the three months ended September 30, 2007, the increase in operating expense is due primarily to an increase in property expense due to an increase in payroll costs at both investment properties.  Operating expense increased for the nine months ended September 30, 2007 due to increases in property, insurance and management fee expenses offset by decreases in maintenance and administrative expenses.  Property expenses increased due to increases in leasing and maintenance payroll costs and utility processing fees.  Insurance expense increased due to increased insurance premiums for both investment properties.  Management fee expense increased due to an increase in rental income on which such fee is based.  Maintenance expense decreased due to a decrease in painting costs and contract services.  Administrative expense decreased due to decreases in legal fees and office supplies, partially offset by an increase in business licenses and permit fees at Lazy Hollow Apartments.  Property tax expenses increased due to an increase in the tax rate and assessed value at Homestead Apartments.  Interest expense decreased due to scheduled principal payments which resulted in lower carrying balances of the mortgages encumbering both investment properties.  Depreciation expense decreased as assets have become fully depreciated during 2007.

General and administrative expense increased due to an increase in the costs included in management reimbursements and an increase in the Partnership management fee which is based on the Partnership’s net cash from operations. Included in general and administrative expense for the nine months ended September 30, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $589,000 compared to approximately $382,000 at September 30, 2006.  For the nine months ended September 30, 2007, cash and cash equivalents decreased by approximately $25,000 from December 31, 2006 due to approximately $716,000 and $153,000 of cash used in financing and investing activities, respectively, partially offset by approximately $844,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $117,000 of capital improvements at Lazy Hollow Apartments consisting primarily of floor covering, cabinets, appliance and water heater replacements and structural and major landscaping improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $62,000 of capital improvements at Homestead Apartments consisting primarily of floor covering, appliance and fitness equipment replacements and improved grounds lighting. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $12,436,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands expect per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Operations	$ 350	$ 7.33	$ --	$ --

In conjunction with the transfer of funds from a certain majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2007. There were no such distributions during the nine months ended September 30, 2006.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,719 limited partnership units (the "Units") in the Partnership representing 58.59% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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