Form 10-Q
period 2008-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2008-05-14
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 418	$ 382
Receivables and deposits	208	132
Other assets	446	463
Investment properties:
Land	1,398	1,398
Buildings and related personal property	14,524	14,391
	15,922	15,789
Less accumulated depreciation	(8,830)	(8,699)
	7,092	7,090
	$ 8,164	$ 8,067

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 42	$ 74
Tenant security deposit liabilities	98	96
Other liabilities	215	201
Accrued property taxes	65	17
Due to affiliates (Note B)	191	187
Mortgage notes payable	12,184	12,311
	12,795	12,886

Partners' Deficit
General partner	(292)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,339)	(4,525)
	(4,631)	(4,819)
	$ 8,164	$ 8,067

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 947	$ 915
Other income	171	119
Total revenues	1,118	1,034

Expenses:
Operating	437	428
General and administrative	55	61
Depreciation	131	126
Interest	197	205
Property tax	110	104
Total expenses	930	924

Net income	$ 188	$ 110

Net income allocated to general partner (1%)	$ 2	$ 1
Net income allocated to limited partners (99%)	186	109

	$ 188	$ 110

Net income per limited partnership unit	$ 3.93	$ 2.30

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2007	47,311	$ (294)	$(4,525)	$(4,819)

Net income for the three months
ended March 31, 2008	--	2	186	188

Partners' deficit at
March 31, 2008	47,311	$ (292)	$(4,339)	$(4,631)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 188	$ 110
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	131	126
Amortization of loan costs	5	5
Change in accounts:
Receivables and deposits	(76)	(3)
Other assets	12	11
Accounts payable	22	(11)
Tenant security deposit liabilities	2	(1)
Other liabilities	14	(28)
Accrued property taxes	48	39
Due to affiliates	4	9
Net cash provided by operating activities	350	257

Cash flows used in investing activities:
Property improvements and replacements	(187)	(70)

Cash flows used in financing activities:
Payments on mortgage notes payable	(127)	(119)

Net increase in cash and cash equivalents	36	68

Cash and cash equivalents at beginning of period	382	614
Cash and cash equivalents at end of period	$ 418	$ 682

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 192	$ 200

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 3	$ 3

At December 31, 2007 and 2006, approximately $57,000 and $10,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $51,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.  At March 31, 2008, no amounts were owed to affiliates for such services.  At December 31, 2007, approximately $1,000 was owed for such services and is included in due to affiliates.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $40,000 and $29,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $17,000 and $2,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the three months ended March 31, 2008 and 2007, the amount accrued for the allowable fee was approximately $5,000 and $9,000, respectively. The total amount due at March 31, 2008 and December 31, 2007 is approximately $191,000 and $186,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2007 and the three months ended March 31, 2008, of approximately $191,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $42,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $67,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lazy Hollow Apartments	96%	97%
Columbia, Maryland
Homestead Apartments	96%	97%
East Lansing, Michigan

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

Results from Operations

The Partnership’s net income for the three months ended March 31, 2008 and 2007 was approximately $188,000 and $110,000, respectively.  The increase in net income is due to an increase in total revenues.  Total revenues increased due to an increase in both other income and rental income.  Other income increased due to an increase in resident utility reimbursements at both investment properties. Rental income increased due to an increase in the average rental rate and a decrease in bad debt expense at both investment properties partially offset by a decrease in occupancy at both investment properties.

Total expenses remained relatively constant for the three months ended March 31, 2008 as increases in operating expense, property tax expense and depreciation expense were offset by decreases in general and administrative expense and interest expense. Operating expense increased due to increases in property and maintenance expenses partially offset by a decrease in administrative expenses. Property expense increased due to increases in utility and payroll costs. Maintenance expense increased due to increases in exterminating and trash costs offset by a decrease in painting supplies. Administrative expense decreased due to a decrease in professional fees at Lazy Hollow Apartments.  Property tax expense increased due to an increase in the tax rate at Homestead Apartments and an increase in the assessed value of Lazy Hollow Apartments. Depreciation expense increased due to assets being placed into service at both investment properties over the past twelve months. Interest expense decreased due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.

General and administrative expense decreased primarily due to a decrease in the costs included in management reimbursements. Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $418,000 compared to approximately $682,000 at March 31, 2007.  For the three months ended March 31, 2008, cash and cash equivalents increased by approximately $36,000 from December 31, 2007 due to approximately $350,000 of cash provided by operating activities partially offset by approximately $187,000 and $127,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $119,000 of capital improvements at Lazy Hollow Apartments consisting primarily of floor covering, appliance and cabinet replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $14,000 of capital improvements at Homestead Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $12,184,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

No cash distributions were made to the partners during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,734 limited partnership units (the "Units") in the Partnership representing 58.62% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Item 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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