Form 10-Q
period 2008-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2008-11-12
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 280	$ 382
Receivables and deposits	111	132
Other assets	569	463
Investment properties:
Land	1,398	1,398
Buildings and related personal property	14,688	14,391
	16,086	15,789
Less accumulated depreciation	(9,101)	(8,699)
	6,985	7,090
	$ 7,945	$ 8,067

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 58	$ 74
Tenant security deposit liabilities	88	96
Other liabilities	180	201
Accrued property taxes	--	17
Due to affiliates (Note B)	191	187
Mortgage notes payable	11,925	12,311
	12,442	12,886

Partners' Deficit
General partner	(291)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,206)	(4,525)
	(4,497)	(4,819)
	$ 7,945	$ 8,067

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues:
Rental income	$ 932	$ 943	$2,828	$2,777
Other income	79	62	324	369
Total revenues	1,011	1,005	3,152	3,146

Expenses:
Operating	407	389	1,209	1,145
General and administrative	20	37	147	185
Depreciation	136	126	402	379
Interest	192	201	584	608
Property tax	112	108	333	315
Total expenses	867	861	2,675	2,632

Net income	$ 144	$ 144	$ 477	$ 514

Net income allocated to general partner (1%)	$ 1	$ 1	$ 5	$ 5

Net income allocated to limited partners (99%)	143	143	472	509

	$ 144	$ 144	$ 477	$ 514

Net income per limited partnership unit	$ 3.02	$ 3.02	$ 9.98	$10.76

Distributions per limited partnership unit	$ --	$ --	$ 3.23	$ 7.33

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2007	47,311	$ (294)	$(4,525)	$(4,819)

Net income for the nine months
ended September 30, 2008	--	5	472	477

Distributions to partners	--	(2)	(153)	(155)

Partners' deficit at
September 30, 2008	47,311	$ (291)	$(4,206)	$(4,497)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$ 477	$ 514
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	402	379
Amortization of loan costs	16	16
Change in accounts:
Receivables and deposits	21	17
Other assets	(122)	(96)
Accounts payable	9	(5)
Accrued property taxes	(17)	(22)
Tenant security deposit liabilities	(8)	4
Other liabilities	(21)	(6)
Due to affiliates	4	43
Net cash provided by operating activities	761	844

Cash flows used in investing activities:
Property improvements and replacements	(322)	(153)

Cash flows from financing activities:
Distributions to partners	(155)	(353)
Payments on mortgage notes payable	(386)	(363)
Net cash used in financing activities	(541)	(716)

Net decrease in cash and cash equivalents	(102)	(25)

Cash and cash equivalents at beginning of period	382	614
Cash and cash equivalents at end of period	$ 280	$ 589

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 570	$ 594

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 32	$ 36

At December 31, 2007 and 2006 approximately $57,000 and $10,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at September 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 for both the nine months ended September 30, 2008 and 2007, which is included in operating expenses.  At September 30, 2008, no amounts were owed to affiliates for such services.  At December 31, 2007, approximately $1,000 was owed for such services and is included in due to affiliates on the accompanying consolidated balance sheet.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $104,000 and $84,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2008 and 2007 are construction management services provided by an affiliate of the General Partner of approximately $33,000 and $5,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the nine months ended September 30, 2008 and 2007, the amount accrued for the allowable fee was approximately $5,000 and $43,000, respectively. The total amount due at September 30, 2008 and December 31, 2007 is approximately $191,000 and $186,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2007 and the nine months ended September 30, 2008, of approximately $191,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $68,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $67,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lazy Hollow Apartments	96%	98%
Columbia, Maryland
Homestead Apartments	97%	96%
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

Results from Operations

The Partnership’s net income for the three and nine months ended September 30, 2008 was approximately $144,000 and $477,000, respectively, compared to net income of approximately $144,000 and $514,000 for the three and nine months ended September 30, 2007, respectively. The decrease in net income for the nine month period is due to an increase in total expenses partially offset by a slight increase in total revenues. Net income was constant for the three month period as the increase in total expenses was offset by an increase in total revenues. Total revenues increased for the three month period due to an increase in other income, partially offset by a decrease in rental income. Other income increased for the three month period primarily due to increases in utility reimbursements at Lazy Hollow Apartments. Rental income decreased for the three month period due to a decrease in occupancy at Lazy Hollow Apartments. Total revenues for the nine month period increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased for the nine month period due to an increase in occupancy at Homestead Apartments and an increase in the average rental rate at both investment properties, partially offset by a decrease in occupancy at Lazy Hollow Apartments. Other income decreased for the nine month period primarily due to decreases in utility reimbursements at both investment properties.

Total expenses increased for both periods due to increases in operating expense, property tax expense and depreciation expense, partially offset by decreases in general and administrative expense and interest expense. Operating expense increased due to an increase in maintenance expenses predominantly at Lazy Hollow Apartments. Maintenance expense increased due to increases in exterminating, interior building improvements, trash removal costs and landscaping clean up costs as a result of heavy storms during June of 2008. Property tax expense increased due to an increase in the tax rate at Homestead Apartments and an increase in the assessed value of Lazy Hollow Apartments. Depreciation expense increased due to assets being placed into service at both investment properties over the past twelve months. Interest expense decreased due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.

General and administrative expense decreased due to a decrease in the costs included in management reimbursements and a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations. Included in general and administrative expense for the nine months ended September 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $280,000 compared to approximately $589,000 at September 30, 2007.  For the nine months ended September 30, 2008, cash and cash equivalents decreased by approximately $102,000 from December 31, 2007 due to approximately $541,000 and $322,000 of cash used in financing and investing activities, respectively, partially offset by approximately $761,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties and distributions to partners. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $248,000 of capital improvements at Lazy Hollow Apartments consisting primarily of floor covering, appliance and cabinet replacements and structural upgrades.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2008, the Partnership completed approximately $49,000 of capital improvements at Homestead Apartments consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,925,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands expect per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited

	September 30,	Partnership	September 30,	Partnership
	2008	Unit	2007	Unit

Operations	$ 155	$ 3.23	$ 350	$ 7.33

In conjunction with the transfer of funds from a certain majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2007. Distributions during the nine months ended September 30, 2008 were less than $1,000.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,734 limited partnership units (the "Units") in the Partnership representing 58.62% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.62% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the three months ended September 30, 2008, the Partnership was charged less than $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

            See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: November 12, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 12, 2008	By: /s/Stephen B. Waters
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