Form 10-Q
period 2009-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2009-05-15
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 293	$ 253
Receivables and deposits	196	136
Other assets	438	458
Investment properties:
Land	1,398	1,398
Buildings and related personal property	14,719	14,720
	16,117	16,118
Less accumulated depreciation	(9,361)	(9,238)
	6,756	6,880
	$ 7,683	$ 7,727

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 127	$ 24
Tenant security deposit liabilities	88	89
Other liabilities	173	121
Accrued property taxes	67	20
Due to affiliates (Note B)	250	215
Mortgage notes payable	11,657	11,747
	12,362	12,216

Partners' Deficit
General partner	(299)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,380)	(4,195)
	(4,679)	(4,489)
	$ 7,683	$ 7,727

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 950	$ 947
Other income	179	171
Total revenues	1,129	1,118

Expenses:
Operating	445	437
General and administrative	71	55
Depreciation	137	131
Interest	185	197
Property tax	114	110
Total expenses	952	930

Casualty gain (Note C)	36	--

Net income	$ 213	$ 188

Net income allocated to general partner (1%)	$ 2	$ 2
Net income allocated to limited partners (99%)	211	186

	$ 213	$ 188

Net income per limited partnership unit	$ 4.46	$ 3.93

Distributions per limited partnership unit	$ 8.37	$ --

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2008	47,311	$ (294)	$(4,195)	$(4,489)

Net income for the three months
ended March 31, 2009	--	2	211	213

Distributions to partners	--	(7)	(396)	(403)

Partners' deficit at
March 31, 2009	47,311	$ (299)	$(4,380)	$(4,679)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 213	$ 188
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	137	131
Amortization of loan costs	5	5
Casualty gain	(36)	--
Change in accounts:
Receivables and deposits	(60)	(76)
Other assets	15	12
Accounts payable	102	22
Tenant security deposit liabilities	(1)	2
Other liabilities	52	14
Accrued property taxes	47	48
Due to affiliates	35	4
Net cash provided by operating activities	509	350

Cash flows from investing activities:
Property improvements and replacements	(26)	(187)
Insurance proceeds received	50	--
Net cash provided by (used in) investing activities	24	(187)

Cash flows from financing activities:
Distribution to partners	(403)	--
Payments on mortgage notes payable	(90)	(127)
Net cash used in financing activities	(493)	(127)

Net increase in cash and cash equivalents	40	36

Cash and cash equivalents at beginning of period	253	382
Cash and cash equivalents at end of period	$ 293	$ 418

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 122	$ 192

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 5	$ 3

At December 31, 2008 and 2007, approximately $4,000 and $57,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements at March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $54,000 and $52,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $40,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $1,000 and $17,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the three months ended March 31, 2009 and 2008, the amount accrued for the allowable fee was approximately $35,000 and $5,000, respectively. The total amount due at March 31, 2009 and December 31, 2008 is approximately $250,000 and $215,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2008 and the three months ended March 31, 2009, of approximately $250,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the three months ended March 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the three months ended March 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the three months ended March 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lazy Hollow Apartments	96%	96%
Columbia, Maryland
Homestead Apartments	97%	96%
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

Results from Operations

The Partnership’s net income for the three months ended March 31, 2009 and 2008 was approximately $213,000 and $188,000, respectively.  The increase in net income is due to an increase in total revenues and the recognition of a casualty gain partially offset by an increase in total expenses.  Total revenues increased due to an increase in other income.  Other income increased due to an increase in resident utility reimbursements at Homestead Apartments and ancillary services and lease cancellation fees at both investment properties, partially offset by decreased utility reimbursements at Lazy Hollow Apartments. Rental income remained relatively constant for the comparable periods as an increase in the average occupancy and average rental rate at Homestead Apartments was partially offset by a decrease in the average rental rate at Lazy Hollow Apartments.

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the three months ended March 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the three months ended March 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the three months ended March 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Total expenses increased for the three months ended March 31, 2009 due to increases in operating expense, general and administrative expense and depreciation expense partially offset by a decrease in interest expense. Property tax expense remained relatively constant for the comparable period. Operating expense primarily increased due to increases in advertising, property and administrative expenses partially offset by a decrease in maintenance expenses. Advertising expense primarily increased due to an increase in periodical expense at Lazy Hollow Apartments.  Property expense increased due to increases in payroll costs at Homestead Apartments, partially offset by decreased utilities at Lazy Hollow Apartments. Administrative expense increased due to increased business license and permit costs at Homestead Apartments. Maintenance expense decreased as a result of the receipt of insurance proceeds during the three months ended March 31, 2009 related to clean-up costs incurred during 2008 at Lazy Hollow Apartments, as discussed above, partially offset by an increase in snow removal costs. Depreciation expense increased due to assets being placed into service, primarily at Lazy Hollow Apartments, over the past twelve months. Interest expense decreased due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.

General and administrative expense increased primarily due to an increase in the Partnership management fee which is based on the Partnership’s net cash from operations, partially offset by a decrease in the Michigan business tax charged to the Partnership. Included in general and administrative expense for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $293,000 compared to approximately $418,000 at March 31, 2008.  For the three months ended March 31, 2009, cash and cash equivalents increased by approximately $40,000 from December 31, 2008 due to approximately $509,000 and $24,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $493,000 of cash used in financing activities. Cash provided by investing activities consisted of insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties and distributions to partners. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $19,000 of capital improvements at Lazy Hollow Apartments consisting primarily of building improvements, appliance replacements and floor covering replacements.  These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $8,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,657,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

	March 31, 2009	Unit	March 31, 2008	Unit

Operations	$ 400	$ 8.37	$ --	$ --

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2009. There were no such distributions during the three months ended March 31, 2008.

Future cash distributions will depend on the level of net cash generated from operations, the timing of the debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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