Form 10-Q
period 2009-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2009-08-13
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 347	$ 253
Receivables and deposits	112	136
Other assets	384	458
Investment properties:
Land	1,398	1,398
Buildings and related personal property	14,768	14,720
	16,166	16,118
Less accumulated depreciation	(9,499)	(9,238)
	6,667	6,880
	$ 7,510	$ 7,727

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 57	$ 24
Tenant security deposit liabilities	95	89
Other liabilities	152	121
Accrued property taxes	135	20
Due to affiliates (Note B)	270	215
Mortgage notes payable	11,520	11,747
	12,229	12,216

Partners' Deficit
General partner	(302)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,417)	(4,195)
	(4,719)	(4,489)
	$ 7,510	$ 7,727

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 942	$ 949	$ 1,892	$ 1,896
Other income	79	74	258	245
Total revenues	1,021	1,023	2,150	2,141

Expenses:
Operating	419	365	864	802
General and administrative	51	72	122	127
Depreciation	138	135	275	266
Interest	186	195	371	392
Property tax	115	111	229	221
Total expenses	909	878	1,861	1,808

Casualty gain (Note C)	--	--	36	--

Net income	$ 112	$ 145	$ 325	$ 333

Net income allocated to general
partner (1%)	$ 1	$ 1	$ 3	$ 3
Net income allocated to limited
partners (99%)	111	144	322	330

Net income	$ 112	$ 145	$ 325	$ 333

Net income per limited partnership unit	$ 2.35	$ 3.04	$ 6.81	$ 6.98

Distributions per limited
partnership unit	$ 3.13	$ 3.23	$ 11.50	$ 3.23

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit
at December 31, 2008	47,311	$ (294)	$(4,195)	$(4,489)

Net income for the six months
ended June 30, 2009	--	3	322	325

Distributions to partners	--	(11)	(544)	(555)

Partners' deficit at
June 30, 2009	47,311	$ (302)	$(4,417)	$(4,719)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 325	$ 333
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	275	266
Amortization of loan costs	11	11
Casualty gain	(36)	--
Change in accounts:
Receivables and deposits	24	4
Other assets	63	64
Accounts payable	30	9
Tenant security deposit liabilities	6	(1)
Accrued property taxes	115	113
Other liabilities	31	1
Due to affiliates	55	33
Net cash provided by operating activities	899	833

Cash flows from investing activities:
Property improvements and replacements	(73)	(218)
Insurance proceeds received	50	--
Net cash used in financing activities	(23)	(218)

Cash flows from financing activities:
Payments on mortgage notes payable	(227)	(255)
Distributions to partners	(555)	(155)
Net cash used in financing activities	(782)	(410)

Net increase in cash and cash equivalents	94	205

Cash and cash equivalents at beginning of period	253	382
Cash and cash equivalents at end of period	$ 347	$ 587

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 304	$ 382

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 7	$ 7

At December 31, 2008 and 2007 approximately $4,000 and $57,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2009 and 2008 respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its consolidated financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 for both of the six months ended June 30, 2009 and 2008, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $31,000 and $69,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $1,000 and $22,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the six months ended June 30, 2009 and 2008, the amount accrued for the allowable fee was approximately $55,000 and $34,000, respectively. The total amount due at June 30, 2009 and December 31, 2008 is approximately $270,000 and $215,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2008 and the six months ended June 30, 2009, of approximately $270,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

Subsequent to June 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced the Partnership approximately $70,000 to cover real estate taxes at Lazy Hollow Apartments. Interest on the advances will be charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the six months ended June 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the six months ended June 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the six months ended June 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lazy Hollow Apartments	95%	96%
Columbia, Maryland
Homestead Apartments	95%	97%
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

Results from Operations

The Partnership’s net income for the three and six months ended June 30, 2009 was approximately $112,000 and $325,000, respectively, compared to net income of approximately $145,000 and $333,000 for the three and six months ended June 30, 2008, respectively.  The decrease in net income for the three month period is due to an increase in total expenses.  Total revenues remained relatively constant for the three month period.  The decrease in net income for the six month period is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of a casualty gain. Total revenues increased for the six month period due to an increase in other income partially offset by a slight decrease in rental income.  Other income increased for the six month period due to increases in ancillary services and lease cancellation fees at both investment properties partially offset by a decrease in resident utility reimbursements at Homestead Apartments and a decrease in interest income. Rental income decreased for the six month period as a decrease in occupancy at both properties was partially offset by an increase in the average rental rates.

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the six months ended June 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the six months ended June 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the six months ended June 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Total expenses increased for the three months ended June 30, 2009 due to an increase in operating expense partially offset by decreases in general and administrative expense and interest expense. Depreciation and property tax expenses remained relatively constant for the three month period.  Total expenses increased for the six months ended June 30, 2009 due to increases in operating expense and depreciation expense partially offset by a decrease in interest expense.  General and administrative and property tax expense remained relatively constant for the six month period. Operating expense increased for both periods primarily due to increases in property and maintenance expenses. Property expense increased for both periods due to increases in payroll costs at both investment properties. Maintenance expense increased for both periods due to increases in contract services and payroll related expenses at both investment properties.  Maintenance expense also increased for the six month period due to an increase in snow removal costs at Homestead Apartments partially offset by insurance proceeds received during the six months ended June 30, 2009 related to clean-up costs incurred during 2008 at Lazy Hollow Apartments, as discussed above. Depreciation expense increased for the six month period due to assets being placed into service, primarily at Lazy Hollow Apartments, over the past twelve months. Interest expense decreased for both periods due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.

General and administrative expense decreased for the three months ended June 30, 2009 primarily due to a decrease in the Partnership management fee, which is based on the Partnership’s net cash from operations, and management reimbursements to the General Partner. General and administrative expense remained relatively constant for the six months ended June 30, 2009 as decreases in management reimbursements and the Michigan business tax charged to the Partnership were partially offset by an increase in the Partnership management fees. Included in general and administrative expense for the three and six months ended June 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $347,000 compared to approximately $587,000 at June 30, 2008.  For the six months ended June 30, 2009, cash and cash equivalents increased by approximately $94,000 from December 31, 2008 due to approximately $899,000 of cash provided by operating activities, partially offset by approximately $782,000 and $23,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest-bearing accounts.

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

Lazy Hollow Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $42,000 of capital improvements at Lazy Hollow Apartments consisting primarily of building improvements, appliance replacements and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $34,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements and HVAC and water heater replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,520,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

	June 30, 2009	Unit	June 30, 2008	Unit

Operations	$ 550	$ 11.50	$ 155	$ 3.23

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2009. There were no such distributions during the six months ended June 30, 2008.

Future cash distributions will depend on the level of net cash generated from operations, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at June 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The arbitrations have not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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