Form 10-Q
period 2009-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2009-11-16
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 194	$ 253
Receivables and deposits	107	136
Other assets	538	458
Investment properties (Note E):
Land	1,398	1,398
Buildings and related personal property	14,983	14,720
	16,381	16,118
Less accumulated depreciation	(9,634)	(9,238)
	6,747	6,880
	$ 7,586	$ 7,727

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 216	$ 24
Tenant security deposit liabilities	93	89
Other liabilities	171	121
Accrued property taxes	--	20
Due to affiliates (Note B)	255	215
Mortgage notes payable	11,381	11,747
	12,116	12,216

Partners' Deficit
General partner	(300)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,230)	(4,195)
	(4,530)	(4,489)
	$ 7,586	$ 7,727

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 965	$ 932	$2,857	$2,828
Other income	71	79	329	324
Total revenues	1,036	1,011	3,186	3,152

Expenses:
Operating	382	407	1,246	1,209
General and administrative	16	20	138	147
Depreciation	135	136	410	402
Interest	188	192	559	584
Property tax	126	112	355	333
Total expenses	847	867	2,708	2,675

Casualty gain (Note C)	--	--	36	--

Net income	$ 189	$ 144	$ 514	$ 477

Net income allocated to general
partner (1%)	$ 2	$ 1	$ 5	$ 5

Net income allocated to limited
partners (99%)	187	143	509	472

	$ 189	$ 144	$ 514	$ 477

Net income per limited partnership
unit	$ 3.95	$ 3.02	$10.76	$ 9.98

Distributions per limited
partnership unit	$ --	$ --	$11.50	$ 3.23

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2008	47,311	$ (294)	$(4,195)	$(4,489)

Net income for the nine months
ended September 30, 2009	--	5	509	514

Distributions to partners	--	(11)	(544)	(555)

Partners' deficit at
September 30, 2009	47,311	$ (300)	$(4,230)	$(4,530)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 514	$ 477
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	410	402
Amortization of loan costs	16	16
Casualty gain	(36)	--
Change in accounts:
Receivables and deposits	29	21
Other assets	(96)	(122)
Accounts payable	23	9
Accrued property taxes	(20)	(17)
Tenant security deposit liabilities	4	(8)
Other liabilities	50	(21)
Due to affiliates	40	4
Net cash provided by operating activities	934	761

Cash flows from investing activities:
Property improvements and replacements	(122)	(322)
Insurance proceeds received	50	--
Net cash used in investing activities	(72)	(322)

Cash flows from financing activities:
Distributions to partners	(555)	(155)
Advances from affiliate	70	--
Repayment of advances from affiliate	(70)	--
Payments on mortgage notes payable	(366)	(386)
Net cash used in financing activities	(921)	(541)

Net decrease in cash and cash equivalents	(59)	(102)

Cash and cash equivalents at beginning of period	253	382
Cash and cash equivalents at end of period	$ 194	$ 280

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 485	$ 570

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 173	$ 32

At December 31, 2008 and 2007 approximately $4,000 and $57,000, respectively, of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 for both of the nine months ended September 30, 2009 and 2008, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $104,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and $33,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the nine months ended September 30, 2009 and 2008, the amount accrued for the allowable fee was approximately $40,000 and $5,000, respectively. The total amount due at September 30, 2009 and December 31, 2008 is approximately $255,000 and $215,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2008 and the nine months ended September 30, 2009, of approximately $255,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

In accordance with the Partnership Agreement, during the three and nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the nine months ended September 30, 2009.  There were no such advances or interest expense during the nine months ended September 30, 2008.  Total advances and interest of approximately $71,000 were repaid during the nine months ended September 30, 2009. There were no advances or accrued interest owed to affiliates at September 30, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $46,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $70,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the nine months ended September 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the nine months ended September 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the nine months ended September 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Investment Properties

On September 25, 2009, the Partnership entered into a sale contract with a third party to sell Lazy Hollow Apartments for a purchase price of $17,510,000 with an expected closing during the fourth quarter of 2009. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Lazy Hollow Apartments was terminated.

Subsequent to September 30, 2009, the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during April 2010. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of Homestead Apartments as held for investment and its operations as continuing operations.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2009 and 2008:

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

Results from Operations

The Partnership’s net income for the three and nine months ended September 30, 2009 was approximately $189,000 and $514,000, respectively, compared to net income of approximately $144,000 and $477,000 for the three and nine months ended September 30, 2008, respectively.  The increase in net income for the three month period is due to an increase in total revenues and a decrease in total expenses.  The increase in net income for the nine months ended September 30, 2009 is due to an increase in total revenues and an increase in the recognition of a casualty gain, partially offset by an increase in total expenses. Total revenues increased for the three month period due to an increase in rental income, partially offset by a decrease in other income. Total revenues increased for the nine month period due to increases in both rental income and other income. Rental income increased for the three month period due to an increase in the average rental rates at both properties and an increase in occupancy at Homestead Apartments. Rental income increased for the nine month period due to an increase in the average rental rates for both properties and a decrease in bad debt expense at Lazy Hollow Apartments, partially offset by a decrease in occupancy at both properties. Other income decreased for the three months ended September 30, 2009 due to a decrease in lease cancellation fees at Lazy Hollow Apartments. Other income increased for the nine months ended September 30, 2009 due to increases in monthly pet rent and utility reimbursements at Homestead Apartments, partially offset by a decrease in interest income due to lower cash balances and interest rates.

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the nine months ended September 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the nine months ended September 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the nine months ended September 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Total expenses decreased for the three months ended September 30, 2009 due to decreases in operating expense and general and administrative expenses, partially offset by an increase in property tax expense. Depreciation and interest expenses remained relatively constant for the three month period.  Total expenses increased for the nine months ended September 30, 2009 due to increases in operating expense, depreciation expense and property tax expense, partially offset by decreases in interest expense and general and administrative expense. Operating expense decreased for the three month period primarily due to a decrease in maintenance expense, partially offset by an increase in advertising expense. Maintenance expense decreased primarily due to a decrease in contract painting costs at both investment properties, painting supply costs at Lazy Hollow Apartments, and to clean-up costs incurred during 2008 at Lazy Hollow Apartments associated with the damage discussed above. Advertising expense increased as a result of increases in various advertising mediums at Lazy Hollow Apartments in an effort to maintain and potentially increase occupancy levels at the property. Operating expense increased for the nine month period due to increased periodical and web advertising at Lazy Hollow Apartments and increased salary and payroll related benefits at both investment properties, partially offset by insurance proceeds received during the nine months ended September 30, 2009 related to clean-up costs incurred during 2008 at Lazy Hollow Apartments, as discussed above. Depreciation expense increased for the nine month period due to assets being placed into service, primarily at Lazy Hollow Apartments, over the past twelve months. Interest expense decreased for the nine month period due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties. Property tax expense increased for both the three and nine month periods as a result of increases in the assessed value at Lazy Hollow Apartments and the timing of the receipt of the personal property tax bill at Lazy Hollow Apartments.

General and administrative expense decreased for both periods due to a decrease in management reimbursements and the Michigan business tax charged to the Partnership, partially offset by an increase in the Partnership management fee which is based on the Partnership’s net cash from operations. Included in general and administrative expense for the three and nine months ended September 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $194,000 compared to approximately $253,000 at December 31, 2008.  For the nine months ended September 30, 2009, cash and cash equivalents decreased by approximately $59,000 from December 31, 2008 due to approximately $921,000 and $72,000 of cash used in financing and investing activities, respectively, partially offset by approximately $934,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties, distributions to partners and the repayment of advances from affiliate, partially offset by the receipt of advances from affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $85,000 of capital improvements at Lazy Hollow Apartments consisting primarily of building improvements, water heater and appliance replacements and floor covering replacements.  These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $206,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements, water heater replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,381,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2009	Unit	2008	Unit

Operations	$ 550	$ 11.50	$ 155	$ 3.23

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2009. Distributions during the nine months ended September 30, 2008 were less than $1,000.

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

On September 25, 2009, the Partnership entered into a sale contract with a third party to sell Lazy Hollow Apartments for a purchase price of $17,510,000 with an expected closing during the fourth quarter of 2009. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Lazy Hollow Apartments was terminated.

Subsequent to September 30, 2009, the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during April 2010. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore continues to report the assets and liabilities of Homestead Apartments as held for investment and its operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.39       Purchase and Sale Contract between Lazy Hollow Partners, a California general partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated September 25, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 25, 2009.)

10.40       Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated October 26, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 26, 2009.)

10.41       First Amendment to Purchase and Sale Contract between Lazy Hollow Partners, a California general partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated October 28, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 28, 2009.)

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