Form 10-K
period 2009-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2010-03-29
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000.  The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property.  At December 31, 2009, the Partnership owned and operated two residential properties (see “Item 2. Properties”).

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2009 and 2008.

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

On October 26, 2009 the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during April 2010. The Partnership determined that certain held for sale criteria were not met at December 31, 2009 and therefore continues to report the assets and liabilities of Homestead Apartments as held for investment and its operations as continuing operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property

Value

		Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lazy Hollow
Apartments	$ 9,511	$ 5,723	5-40 yrs	S/L	$ 6,052
Homestead
Apartments	6,920	4,047	5-40 yrs	S/L	3,860
	$16,431	$ 9,770			$ 9,912

See “Item 8. Financial Statements and Supplementary Data - Note A” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lazy Hollow Apartments
1st trust deed	$ 7,867	5.94%	20 yrs	04/23	$ --
Homestead Apartments
1st trust deed	3,372	7.02%	20 yrs	11/21	--
	$11,239				$ --

(1)   See "Item 8. Financial Statements and Supplementary Data - Note B" for information with respect to the Partnership’s ability to prepay these fixed rate loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Lazy Hollow Apartments	$14,598	$14,465	96%	95%
Homestead Apartments	8,255	8,265	96%	97%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were:

	2009	2009
	Billing	Rate
	(in thousands)
Property
Lazy Hollow Apartments (1)	$202	1.62%
Homestead Apartments	251	7.46%

(1)   Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2009, the Partnership completed approximately $104,000 of capital improvements at Lazy Hollow Apartments consisting primarily of building improvements, water heater and appliance replacements and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2009, the Partnership completed approximately $237,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements, water heater replacements and parking lot resurfacing. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2009, had 47,311 Limited Partnership Units outstanding held by 1,679 Limited Partners of record.  Affiliates of the General Partner owned 27,739 units or 58.63% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands except per unit data):

		Per		Per
	Year Ended	Limited	Year Ended	Limited

	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Operations	$ 670	$ 14.01	$ 315	$ 6.59

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $9,000 and $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2009 and 2008, respectively.

Future cash distributions will depend on the level of cash generated from operations, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.  See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2009 and 2008 was approximately $717,000 and $648,000, respectively.  The increase in net income is due to an increase in total revenues and the recognition of a casualty gain, partially offset by an increase in total expenses. Total revenues increased due to increases in both rental income and other income. Rental income increased primarily due to an increase in the average rental rate and a decrease in bad debt expense at Lazy Hollow Apartments. Other income increased due to increases in monthly pet rent at both investment properties, utility reimbursements at Homestead Apartments and cleaning and damage fees and forfeited security deposits at Lazy Hollow Apartments, partially offset by a decrease in interest income due to lower cash balances and interest rates.

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the year ended December 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the year ended December 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the year ended December 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Total expenses increased due to increases in operating expense and property tax expense, partially offset by decreases in interest expense and general and administrative expense. Depreciation expense remained relatively constant for the comparable periods. Operating expense increased due to increased periodical and web advertising at Lazy Hollow Apartments and increased salary and payroll related benefits at both investment properties, partially offset by a decrease in utility costs at Homestead Apartments and insurance proceeds received during the year ended December 31, 2009 related to clean-up costs incurred during 2008 at Lazy Hollow Apartments, as discussed above. Property tax expense increased as a result of increases in the assessed value of both investment properties. Interest expense decreased due to scheduled payments of principal resulting in lower carrying balances of the mortgages encumbering both of the investment properties.

General and administrative expense decreased due to a decrease in management reimbursements charged to the Partnership, partially offset by an increase in the Partnership management fee which is based on the Partnership’s net cash from operations. The decrease in management reimbursements is due to a decrease in the costs incurred. Included in general and administrative expense for the years ended December 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Capital Resources and Liquidity

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $219,000 compared to approximately $253,000 at December 31, 2008.  For the year ended December 31, 2009, cash and cash equivalents decreased by approximately $34,000 from December 31, 2008 due to approximately $1,187,000 and $290,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,443,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties, distributions to partners and the repayment of advances from an affiliate, partially offset by the receipt of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at both of the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,239,000 has maturity dates ranging from November 2021 to April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited

	December 31,	Partnership	December 31,	Partnership
	2009	Unit	2008	Unit

Operations	$ 670	$ 14.01	$ 315	$ 6.59

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $9,000 and $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2009 and 2008, respectively.

Future cash distributions will depend on the level of cash generated from operations, refinancings, and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2010 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets – December 31, 2009 and 2008

      Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

            Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. 6

We have audited the accompanying consolidated balance sheets of Angeles Income Properties, Ltd. 6 as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

      ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 219	$ 253
Receivables and deposits	174	136
Other assets	430	458
Investment properties (Notes B and E):
Land	1,398	1,398
Buildings and related personal property	15,033	14,720
	16,431	16,118
Less accumulated depreciation	(9,770)	(9,238)
	6,661	6,880
	$ 7,484	$ 7,727

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 71	$ 24
Tenant security deposit liabilities	91	89
Other liabilities	243	121
Accrued property taxes	21	20
Due to affiliates (Note C)	270	215
Mortgage notes payable (Note B)	11,239	11,747
	11,935	12,216

Partners' Deficit
General partner	(303)	(294)
Limited partners (47,311 units issued
and outstanding)	(4,148)	(4,195)
	(4,451)	(4,489)
	$ 7,484	$ 7,727

See Accompanying Notes to Consolidated Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. 6

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 3,808	$ 3,769
Other income	452	428
Total revenues	4,260	4,197

Expenses:
Operating	1,655	1,594
General and administrative	183	210
Depreciation	546	539
Interest	741	773
Property taxes	454	433
Total expenses	3,579	3,549

Casualty gain (Note F)	36	--

Net income (Note D)	$ 717	$ 648

Net income allocated to general partner (1%)	$ 7	$ 6
Net income allocated to limited partners (99%)	710	642
	$ 717	$ 648

Net income per limited partnership unit	$ 15.01	$ 13.57

Distributions per limited partnership unit	$ 14.01	$ 6.59

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                         (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2007	47,311	$ (294)	$(4,525)	$(4,819)

Distributions to partners	--	(6)	(312)	(318)

Net income for the year
ended December 31, 2008	--	6	642	648

Partners' deficit at
December 31, 2008	47,311	(294)	(4,195)	(4,489)

Distribution to partners	--	(16)	(663)	(679)

Net income for the year
ended December 31, 2009	--	7	710	717

Partners’ deficit at
December 31, 2009	47,311	$ (303)	$(4,148)	$(4,451)

See Accompanying Notes to Consolidated Financial Statements

                           ANGELES INCOME PROPERTIES, LTD. 6

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income	$ 717	$ 648
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	546	539
Amortization of loan costs	22	22
Casualty gain	(36)	--
Change in accounts:
Receivables and deposits	(38)	(4)
Other assets	6	(17)
Accounts payable	46	3
Tenant security deposit liabilities	2	(7)
Accrued property taxes	1	3
Other liabilities	122	(80)
Due to affiliates	55	28

Net cash provided by operating activities	1,443	1,135

Cash flows from investing activities:
Property improvements and replacements	(340)	(382)
Insurance proceeds received	50	--
Net cash used in investing activities	(290)	(382)

Cash flows from financing activities:
Distributions to partners	(679)	(318)
Advances from affiliate	70	--
Repayment of advances from affiliate	(70)	--
Payments on mortgage notes payable	(508)	(564)

Net cash used in financing activities	(1,187)	(882)

Net decrease in cash and cash equivalents	(34)	(129)
Cash and cash equivalents at beginning of the year	253	382
Cash and cash equivalents at end of the year	$ 219	$ 253

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 663	$ 818

Supplemental disclosure of non-cash activity:
Property improvements and replacements in
accounts payable	$ 5	$ 4

At December 31, 2007, approximately $57,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. 6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2009, the Partnership operates two residential properties in Maryland and Michigan.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC,became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASCsuperseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. At December 31, 2009 the fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate approximated its carrying value.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $137,000 and $189,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs: Loan costs of approximately $436,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $159,000 and $137,000, are included in other assets at December 31, 2009 and 2008, respectively. The loan costs are amortized over the terms of the related loan agreements.  Amortization expense for each of the years ended December 31, 2009 and 2008 was approximately $22,000 and is included in interest expense on the accompanying consolidated statements of operations. Amortization expense is estimated to be approximately $22,000 for each of the years 2010 through 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $87,000 and $66,000 for the years ended December 31, 2009 and 2008, respectively, were charged to operating expenses as incurred.

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

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lazy Hollow
Apartments
1st trust deed	$ 7,867	$ 8,212	$ 71	5.94%	04/23	$ --
Homestead
Apartments
1st trust deed	3,372	3,535	35	7.02%	11/21	--
	$11,239	$11,747	$106			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 589
2011	627
2012	667
2013	711
2014	757
Thereafter	7,888
$11,239

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $205,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $137,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $25,000 and $37,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the years ended December 31, 2009 and 2008, the amount accrued for the allowable fee was approximately $55,000 and $29,000, respectively. The total amount due at December 31, 2009 and December 31, 2008 is approximately $270,000 and $215,000, respectively, and is included in due to affiliates on the consolidated balance sheet.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2009 of approximately $270,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the year ended December 31, 2009.  There were no such advances or interest expense during the year ended December 31, 2008.  Total advances and interest of approximately $71,000 were repaid during the year ended December 31, 2009. There were no advances or accrued interest owed to affiliates at December 31, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2009	2008

Net income as reported	$ 717	$ 648
Add (deduct):
Depreciation differences	(95)	(95)
Other	36	(34)
Federal taxable income	$ 658	$ 519

Federal taxable income per
limited partnership unit	$ 13.77	$ 10.87

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(4,451)	$(4,489)
Land and buildings	5,505	5,529
Accumulated depreciation	(2,254)	(2,145)
Syndication	6,802	6,802
Other	143	69
Net assets - tax basis	$ 5,745	$ 5,766

Note E - Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Cost
			and Related	(Removed) Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lazy Hollow Apartments	$ 7,867	$ 998	$ 8,988	$ (475)
Homestead Apartments	3,372	557	5,988	375
	$11,239	$ 1,555	$14,976	$ (100)

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
				(in thousands)
Lazy Hollow	$ 841	$ 8,670	$ 9,511	$ 5,723	07/01/89	5-40
Apartments
Homestead	557	6,363	6,920	4,047	11/10/88	5-40
Apartments
	$1,398	$15,033	$16,431	$ 9,770

Reconciliation of "investment properties and accumulated depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$16,118	$15,789
Property improvements and replacements	341	329
Property dispositions	(28)	--
Balance at end of year	$16,431	$16,118

Accumulated Depreciation
Balance at beginning of year	$ 9,238	$ 8,699
Additions charged to expense	546	539
Property dispositions	(14)	--
Balance at end of year	$ 9,770	$ 9,238

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008, is approximately $21,936,000 and $21,647,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008, is approximately $12,024,000 and $11,383,000, respectively.

On October 26, 2009 the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during April 2010. The Partnership determined that certain held for sale criteria were not met at December 31, 2009 and therefore continues to report the assets and liabilities of Homestead Apartments as held for investment and its operations as continuing operations.

Note F – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the year ended December 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the year ended December 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs are included as a reduction of operating expenses for the year ended December 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	38	Executive President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the General Partner in February 2009.  He joined AIMCO and the General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO Properties, L.P.	22,277	47.09%
(an affiliate of AIMCO)
CooperRiverProperties, LLC	3,506	7.41%
(an affiliate of AIMCO)
AIMCO IPLP, L.P.	1,956	4.13%
(an affiliate of AIMCO)

Cooper River Properties, LLC and AIMCO IPLP, L.P. are indirectly ultimately owned by AIMCO.  Their business address is 55 Beattie Place, Greenville, SC 29601.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $207,000 and $205,000 for the years ended December 31, 2009 and 2008, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $81,000 and $137,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2009 and 2008 are construction management services provided by an affiliate of the General Partner of approximately $25,000 and $37,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the years ended December 31, 2009 and 2008, the amount accrued for the allowable fee was approximately $55,000 and $29,000, respectively. The total amount due at December 31, 2009 and December 31, 2008 is approximately $270,000 and $215,000, respectively, and is included in due to affiliates on the consolidated balance sheet.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2009 of approximately $270,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the year ended December 31, 2009.  There were no such advances or interest expense during the year ended December 31, 2008.  Total advances and interest of approximately $71,000 were repaid during the year ended December 31, 2009. There were no advances or accrued interest owed to affiliates at December 31, 2009 or December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $70,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $47,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $13,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)    Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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

10.42       Reinstatement and First Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated February 3, 2010. (Incorporated by reference to the Partnership’s current Report on Form 8-K dated February 3, 2010.)

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