Form 10-Q
period 2010-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2010-05-14
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 353	$ 219
Receivables and deposits	201	174
Other assets	338	336
Investment property:
Land	840	840
Buildings and related personal property	8,689	8,670
	9,529	9,510
Less accumulated depreciation	(5,796)	(5,723)
	3,733	3,787
Assets held for sale (Note A)	2,912	2,968
	$ 7,537	$ 7,484

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 115	$ 71
Tenant security deposit liabilities	59	58
Other liabilities	182	223
Due to affiliates (Note B)	283	270
Mortgage notes payable	7,769	7,867
Liabilities related to assets held for sale (Note A)	3,454	3,446
	11,862	11,935

Partners' Deficit
General partner	(302)	(303)
Limited partners (47,311 units issued
and outstanding)	(4,023)	(4,148)
	(4,325)	(4,451)
	$ 7,537	$ 7,484

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 633	$ 613
Other income	106	103
Total revenues	739	716

Expenses:
Operating	343	255
General and administrative	53	71
Depreciation	73	79
Interest	119	121
Property tax	51	46
Total expenses	639	572

Casualty gain (Note C)	--	36

Income from continuing operations	100	180
Income from discontinued operations (Note A)	26	33

Net income	$ 126	$ 213

Net income allocated to general partner (1%)	$ 1	$ 2
Net income allocated to limited partners (99%)	125	211

	$ 126	$ 213

Per limited partnership unit:
Income from continuing operations	$ 2.09	$ 3.76
Income from discontinued operations	..55	..70

Net income per limited partnership unit	$ 2.64	$ 4.46

Distributions per limited partnership unit	$ --	$ 8.37

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2009	47,311	$ (303)	$(4,148)	$(4,451)

Net income for the three months
ended March 31, 2010	--	1	125	126

Partners' deficit at
March 31, 2010	47,311	$ (302)	$(4,023)	$(4,325)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 126	$ 213
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	133	137
Amortization of loan costs	5	5
Casualty gain	--	(36)
Change in accounts:
Receivables and deposits	(27)	(60)
Other assets	(5)	15
Accounts payable	45	102
Tenant security deposit liabilities	5	(1)
Other liabilities	(42)	52
Accrued property taxes	51	47
Due to affiliates	13	35
Net cash provided by operating activities	304	509

Cash flows from investing activities:
Property improvements and replacements	(26)	(26)
Insurance proceeds received	--	50
Net cash (used in) provided by investing
activities	(26)	24

Cash flows from financing activities:
Distributions to partners	--	(403)
Payments on mortgage notes payable	(144)	(90)
Net cash used in financing activities	(144)	(493)

Net increase in cash and cash equivalents	134	40
Cash and cash equivalents at beginning of period	219	253
Cash and cash equivalents at end of period	$ 353	$ 293

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 175	$ 122

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 4	$ 5

At December 31, 2009 and 2008, approximately $5,000 and $4,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On October 26, 2009, the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during the second quarter of 2010. The Partnership determined that the held for sale criteria were met as of March 31, 2010 and therefore reports the assets and liabilities of Homestead Apartments as held for sale and its operations as discontinued operations. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Homestead Apartments as discontinued operations and the accompanying consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale.

The following table presents summarized results of operations of Homestead Apartments for the three months ended March 31, 2010 and 2009(in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$ 383	$ 413
Expenses	(357)	(380)
Income from discontinued operations	$ 26	$ 33

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $54,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $15,000 and $21,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property and assets held for sale. The portion of these reimbursements included in investment property and assets held for sale for the three months ended March 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of less than $1,000 and approximately $1,000, respectively.

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

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the three months ended March 31, 2010 and 2009, the amount accrued for the allowable fee was approximately $13,000 and $35,000, respectively. The total amount due at March 31, 2010 and December 31, 2009 is approximately $283,000 and $270,000, respectively, and is included in due to affiliates on the accompanying consolidated balance sheets.  Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2009 and the three months ended March 31, 2010, of approximately $283,000 will remain accrued until such time as the Partnership has additional distributable net proceeds.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $32,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the three months ended March 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the three months ended March 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs were included as a reduction of operating expenses for the three months ended March 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lazy Hollow Apartments	97%	96%
Columbia, Maryland
Homestead Apartments (1)	96%	97%
East Lansing, Michigan

(1)   Homestead Apartments is classified as held for sale at March 31, 2010.

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

Results from Operations

The Partnership recognized net income of approximately $126,000 and $213,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net income for the three months ended March 31, 2010 is due to an increase in total expenses, a decrease in income from discontinued operations and the recognition of a casualty gain in 2009, partially offset by an increase in total revenues.

On October 26, 2009, the Partnership entered into a sale contract with a third party to sell Homestead Apartments for a purchase price of $7,000,000. The sale is projected to close during the second quarter of 2010. The Partnership determined that the held for sale criteria were met as of March 31, 2010 and therefore reports the assets and liabilities of Homestead Apartments as held for sale and its operations as discontinued operations. Accordingly, the consolidated statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Homestead Apartments as discontinued operations and the consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale.

The following table presents summarized results of operations of Homestead Apartments for the three months ended March 31, 2010 and 2009(in thousands):

	Three Months Ended
	March 31,
	2010	2009

Revenues	$ 383	$ 413
Expenses	(357)	(380)
Income from discontinued operations	$ 26	$ 33

The decrease in income from discontinued operations for the three months ended March 31, 2010 is due to a decrease in revenues, partially offset by a decrease in expenses at Homestead Apartments. Revenues decreased primarily due to a decrease in resident utility reimbursements. Expenses at Homestead Apartments decreased as a result of a decrease in operating expenses, partially offset by an increase in property tax expense. Operating expenses decreased due to decreases in utility costs and salaries and related benefits. Property tax expense increased as a result of an increase in the assessed value of Homestead Apartments.

The Partnership recognized income from continuing operations of approximately $100,000 and $180,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in income from continuing operations for the three months ended March 31, 2010 is due to an increase in total expenses and the recognition of a casualty gain in 2009, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating and property tax expenses, partially offset by decreases in general and administrative and depreciation expenses. Interest expense remained relatively constant for the comparable period. The increase in operating expense is due to increases in property operating and maintenance expenses at Lazy Hollow Apartments. Property operating expenses increased due to increases in utility costs, as a result of a colder winter, and salaries and related benefits. Maintenance expense increased due to an increase in snow removal costs due to a severe snow storm during February 2010, and the receipt of insurance proceeds during the three months ended March 31, 2009 related to clean-up costs incurred during 2008 at Lazy Hollow Apartments, as discussed below. The increase in property tax expense is primarily due to an increase in the assessed value of Lazy Hollow Apartments. The decrease in depreciation expense is due to assets becoming fully depreciated.

General and administrative expense decreased due to a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations and management reimbursements paid to the General Partner as allowed by the Partnership Agreement.  Also included in general and administrative expense are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased at Lazy Hollow Apartments for the three months ended March 31, 2010 primarily due to an increase in rental income. Other income remained relatively constant for the comparable period. Rental income increased primarily due to a decrease in bad debt expense at Lazy Hollow Apartments and a slight increase in the average rental rate.

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the three months ended March 31, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the three months ended March 31, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs were included as a reduction of operating expenses for the three months ended March 31, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $353,000 compared to approximately $219,000 at December 31, 2009. Cash and cash equivalents increased approximately $134,000 from December 31, 2009 due to approximately $304,000 of cash provided by operating activities, partially offset by approximately $144,000 and $26,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements.

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

Lazy Hollow Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $18,000 of capital improvements at Lazy Hollow Apartments consisting primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the three months ended March 31, 2010, the Partnership completed approximately $7,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership anticipates selling Homestead Apartments during the second quarter of 2010.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the Partnership’s properties of approximately $11,095,000 has maturity dates of November 2021 and April 2023 at which time the loans are scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

	March 31, 2010	Unit	March 31, 2009	Unit

Operations	$ --	$ --	$ 400	$ 8.37

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $3,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2009. There were no such distributions during the three months ended March 31, 2010.

Future cash distributions will depend on the level of net cash generated from operations, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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

10.43       Second Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated March 29, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 29, 2010)

10.44       Third Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated April 20, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 20, 2010)

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