Form 10-Q
period 2010-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2010-08-13
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 420	$ 219
Receivables and deposits	131	174
Other assets	405	336
Investment property:
Land	840	840
Buildings and related personal property	8,710	8,670
	9,550	9,510
Less accumulated depreciation	(5,869)	(5,723)
	3,681	3,787
Assets held for sale (Notes A and F)	--	2,968
	$ 4,637	$ 7,484

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 93	$ 71
Tenant security deposit liabilities	59	58
Other liabilities	226	223
Distribution payable (Note G)	41	--
Due to affiliates (Note B)	--	270
Mortgage notes payable (Note E)	13,967	7,867
Liabilities related to assets held for sale (Notes A
and F)	--	3,446
	14,386	11,935

Partners' Deficit
General partner	(300)	(303)
Limited partners (47,311 units issued
and outstanding)	(9,449)	(4,148)
	(9,749)	(4,451)
	$ 4,637	$ 7,484

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 618	$ 615	$ 1,251	$ 1,228
Other income	37	43	143	146
Total revenues	655	658	1,394	1,374

Expenses:
Operating	237	253	580	508
General and administrative	102	51	155	122
Depreciation	74	80	147	159
Interest	119	123	238	244
Property tax	50	48	101	94
Total expenses	582	555	1,221	1,127

Casualty gain (Note C)	--	--	--	36
Income from continuing operations	73	103	173	283
(Loss) income from discontinued
operations (Notes A and F)	(993)	9	(967)	42
Gain on sale of discontinued
operations (Note F)	3,799	--	3,799	--
Net income	$ 2,879	$ 112	$ 3,005	$ 325

Net income allocated to
general partner	$ 144	$ 1	$ 145	$ 3
Net income allocated to limited
partners	2,735	111	2,860	322
	$ 2,879	$ 112	$ 3,005	$ 325
Per limited partnership unit:
Income from continuing
operations	$ 1.52	$ 2.16	$ 3.61	$ 5.92
(Loss) income from discontinued
operations	(20.78)	.19	(20.23)	.89
Gain on sale of discontinued
operations	77.07	--	77.07	--
Net income per limited
partnership unit	$ 57.81	$ 2.35	$ 60.45	$ 6.81

Distributions per limited
partnership unit	$172.50	$ 3.13	$172.50	$ 11.50

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit
at December 31, 2009	47,311	$ (303)	$(4,148)	$(4,451)

Net income for the six months
ended June 30, 2010	--	145	2,860	3,005

Distributions to partners	--	(142)	(8,161)	(8,303)

Partners' deficit at
June 30, 2010	47,311	$ (300)	$(9,449)	$(9,749)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 3,005	$ 325
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	206	275
Amortization of loan costs	10	11
Casualty gain	--	(36)
Gain on sale of discontinued operations	(3,799)	--
Loss on extinguishment of debt	968	--
Change in accounts:
Receivables and deposits	43	24
Other assets	102	63
Accounts payable	3	30
Tenant security deposit liabilities	(32)	6
Accrued property taxes	(21)	115
Other liabilities	(164)	31
Due to affiliates	(270)	55
Net cash provided by operating activities	51	899

Cash flows from investing activities:
Property improvements and replacements	(70)	(73)
Proceeds from sale of discontinued operations	6,802	--
Insurance proceeds received	--	50
Net cash provided by (used in) financing activities	6,732	(23)

Cash flows from financing activities:
Payments on mortgage notes payable	(307)	(227)
Proceeds from mortgage note payable	6,330	--
Repayment of mortgage note payable	(3,295)	--
Loan costs paid	(178)	--
Prepayment penalty paid	(870)	--
Distributions to partners	(8,262)	(555)
Net cash used in financing activities	(6,582)	(782)

Net increase in cash and cash equivalents	201	94

Cash and cash equivalents at beginning of period	219	253
Cash and cash equivalents at end of period	$ 420	$ 347

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 380	$ 304

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ --	$ 7
Distribution payable to partners	$ 41	$ --

At December 31, 2009 and 2008, approximately $5,000 and $4,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the six months ended June 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the accompanying consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010 (see Note F – Disposition of Investment Property).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2010 and 2009 (in thousands):

Six Months Ended
	June 30, 2010	June 30, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 577	$ 776
Expenses	(576)	(734)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (967)	$ 42

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $100,000 and $105,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $37,000 and $31,000 for the six months ended June 30, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain on sale of discontinued operations for the six months ended June 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of less than $1,000 and approximately $1,000, respectively.

In connection with the second mortgage obtained on Lazy Hollow Apartments during June 2010, the General Partner was paid a financing fee of approximately $56,000 in accordance with the Partnership Agreement. The fee was capitalized and is included in other assets at June 30, 2010.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. The Partnership did not pay a distribution to the General Partner under this provision during the six months ended June 30, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of June 30, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the six months ended June 30, 2010 and 2009, the amount accrued for the allowable fee was zero and approximately $55,000, respectively. The total amount due at December 31, 2009 was approximately $270,000 and was included in due to affiliates on the accompanying consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid Partnership Management Fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the six months ended June 30, 2010 with distributable net proceeds from the sale of Homestead Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the six months ended June 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the six months ended June 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs were included as a reduction of operating expenses for the six months ended June 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Mortgage Financing

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $178,000, which were capitalized during the six months ended June 30, 2010 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, commencing August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $65,000, which are included in general and administrative expenses. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Note F – Disposition of Investment Property

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the three and six months ended June 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to federal income tax, it is subject to tax related to its Michigan activities. During the six months ended June 30, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $140,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities at June 30, 2010.

Note G – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ 2,096	$ 43.87	$ --	$ --
Financing (2)	6,147	128.63	--	--
Operations	--	--	550	11.50
	$ 8,243	$172.50	$ 550	$ 11.50

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

For 2010, the distribution payable of approximately $41,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $60,000 and $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2010 and 2009, respectively.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lazy Hollow Apartments	97%	95%
Columbia, Maryland

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset the softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results from Operations

The Partnership’s net income for the three and six months ended June 30, 2010 was approximately $2,879,000 and $3,005,000, respectively, compared to net income of approximately $112,000 and $325,000 for the three and six months ended June 30, 2009, respectively. The consolidated statements of operations for the three and six months ended June 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2010 and 2009 (in thousands):

Six Months Ended
	June 30, 2010	June 30, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 577	$ 776
Expenses	(576)	(734)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (967)	$ 42

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the three and six months ended June 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations.

The Partnership’s income from continuing operations for the three and six months ended June 30, 2010 was approximately $73,000 and $173,000, respectively. The Partnership’s income from continuing operations for the three and six months ended June 30, 2009 was approximately $103,000 and $283,000, respectively. The decrease in income from continuing operations for the three months ended June 30, 2010 is due to an increase in total expenses. Total revenues remained relatively constant for the three months ended June 30, 2010. The decrease in income from continuing operations for the six months ended June 30, 2010 is due to an increase in total expenses and the recognition of a casualty gain in 2009, partially offset by an increase in total revenues. Total revenues increased for the six months ended June 30, 2010 primarily due to an increase in rental income. Other income remained relatively constant for the six months ended June 30, 2010. Rental income increased for the six months ended June 30, 2010 due to increases in occupancy and the average rental rate at Lazy Hollow Apartments, partially offset by an increase in bad debt expense.

The increase in total expenses for the three months ended June 30, 2010 is due to an increase in general and administrative expense, partially offset by decreases in operating and depreciation expenses. The increase in total expenses for the six months ended June 30, 2010 is due to increases in operating and general and administrative expenses, partially offset by a decrease in depreciation expense. Interest and property tax expenses remained relatively constant for both the three and six months ended June 30, 2010. Operating expense decreased for the three months ended June 30, 2010 due to decreases in property and maintenance expenses. Property operating expenses decreased for the three months ended June 30, 2010 due to decreases in salaries and related benefits as a result of a decrease in personnel at the property. Maintenance expense decreased for the three months ended June 30, 2010 due to a decrease in contract services at Lazy Hollow Apartments. Operating expense increased for the six months ended June 30, 2010 due to an increase in maintenance expense. Maintenance expense increased for the six months ended June 30, 2010 due to an increase in snow removal costs due to a severe snow storm during February 2010, and the receipt of insurance proceeds during the six months ended June 30, 2009 related to clean up costs incurred during 2008 at Lazy Hollow Apartments, as discussed below. Depreciation expense decreased for both the three and six months ended June 30, 2010 due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2009, partially offset by depreciation on assets placed into service over the previous twelve months.

General and administrative expenses increased for both the three and six months ended June 30, 2010 primarily due to costs incurred with the modification of the first mortgage at Lazy Hollow Apartments during June 2010 and management reimbursements paid to the General Partner as allowed under the Partnership Agreement, partially offset by a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations. Also included in general and administrative expense for the three and six months ended June 30, 2010 and 2009 are costs associated with communication with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2010, the Partnership had cash and cash equivalents of approximately $420,000, compared to approximately $219,000 at December 31, 2009. Cash and cash equivalents increased approximately $201,000 from December 31, 2009 due to approximately $6,732,000 and $51,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,582,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Homestead Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the debt encumbering Homestead Apartments, payment of a prepayment penalty and payment of loan costs, partially offset by proceeds received from the second mortgage note payable obtained on Lazy Hollow Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. Capital improvements planned for each of the Partnership’s properties are detailed below.

Lazy Hollow Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $39,000 of capital improvements at Lazy Hollow Apartments consisting primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the six months ended June 30, 2010, the Partnership completed approximately $26,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow. The Partnership sold Homestead Apartments to a third party on May 20, 2010.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $178,000, which were capitalized during the six months ended June 30, 2010 and are included in other assets.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, commencing August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $65,000, which are included in general and administrative expenses. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $13,967,000 is amortized over varying periods with balloon payments of approximately $5,292,000 and $6,412,000 due in 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

	June 30, 2010	Unit	June 30, 2009	Unit

Sale (1)	$ 2,096	$ 43.87	$ --	$ --
Financing (2)	6,147	128.63	--	--
Operations	--	--	550	11.50
	$ 8,243	$172.50	$ 550	$ 11.50

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

For 2010, the distribution payable of approximately $41,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $60,000 and $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2010 and 2009, respectively.

Future cash distributions will depend on the level of net cash generated from operations, the timing of debt maturity, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit additional distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at June 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees.  Such mediation has not yet been scheduled. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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

10.40       Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated October 26, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 26, 2009).

10.42       Reinstatement and First Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated February 3, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated February 3, 2010).

10.43       Second Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated March 29, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated March 29, 2010).

10.44       Third Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated April 20, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated April 20, 2010).

10.45       Fourth Amendment to Purchase and Sale Contract between Angeles Income Properties, Ltd. 6, a California limited partnership, and Homestead on Lake Lansing, LLC, a Michigan limited liability company, dated May 14, 2010. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated May 14, 2010).

10.46       Multifamily Note, dated June 30, 2010, between Lazy Hollow Partners, a California general partnership and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

10.47       Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated June 30, 2010, between Lazy Hollow Partners, a California general partnership and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

10.48       Guaranty, dated June 30, 2010, between AIMCO Properties, L.P., a Delaware limited partnership, and Wells Fargo Bank, National Association, a national banking association. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

10.49       Amended and Restated Multifamily Note (Recast Transaction), dated June 30, 2010, between Lazy Hollow Partners, a California general partnership and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

10.50       Amended and Restated Multifamily Deed of Trust, Assignment of Rents and Security Agreement (Recast Transaction), dated June 30, 2010, between Lazy Hollow Partners, a California general partnership and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

10.51       Amended and Restated Guaranty (Recast Transaction) , dated June 30, 2010, between AIMCO Properties, L.P., a Delaware limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

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