Form 10-Q
period 2010-09-30
ANGELES INCOME PROPERTIES LTD 6
filed 2010-11-12
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 109	$ 219
Receivables and deposits	97	174
Other assets	548	336
Investment property:
Land	840	840
Buildings and related personal property	8,742	8,670
	9,582	9,510
Less accumulated depreciation	(5,943)	(5,723)
	3,639	3,787
Assets held for sale (Notes A and F)	--	2,968
	$ 4,393	$ 7,484

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 28	$ 71
Tenant security deposit liabilities	57	58
Other liabilities	284	223
Distribution payable (Note G)	41	--
Due to affiliates (Note B)	--	270
Mortgage notes payable (Note E)	13,939	7,867
Liabilities related to assets held for sale (Notes A
and F)	--	3,446
	14,349	11,935

Partners' Deficit
General partner	(305)	(303)
Limited partners (47,311 units issued
and outstanding)	(9,651)	(4,148)
	(9,956)	(4,451)
	$ 4,393	$ 7,484

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 623	$ 627	$ 1,874	$ 1,855
Other income	45	35	188	181
Total revenues	668	662	2,062	2,036

Expenses:
Operating	211	221	791	729
General and administrative	28	16	183	138
Depreciation	74	77	221	236
Interest	221	126	459	370
Property tax	58	57	159	151
Total expenses	592	497	1,813	1,624

Casualty gain (Note C)	--	--	--	36
Income from continuing operations	76	165	249	448
Income (loss) from discontinued
operations (Notes A and F)	--	24	(967)	66
Gain on sale of discontinued
operations (Note F)	--	--	3,799	--
Net income	$ 76	$ 189	$ 3,081	$ 514

Net income allocated to
general partner	$ 1	$ 2	$ 146	$ 5
Net income allocated to limited
partners	75	187	2,935	509
	$ 76	$ 189	$ 3,081	$ 514
Per limited partnership unit:
Income from continuing
operations	$ 1.59	$ 3.44	$ 5.20	$ 9.38
Income (loss) from discontinued
operations	--	.51	(20.23)	1.38
Gain on sale of discontinued
operations	--	--	77.07	--
Net income per limited
partnership unit	$ 1.59	$ 3.95	$ 62.04	$ 10.76

Distributions per limited
partnership unit	$ 5.86	$ --	$178.36	$ 11.50

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit
at December 31, 2009	47,311	$ (303)	$(4,148)	$(4,451)

Net income for the nine months
ended September 30, 2010	--	146	2,935	3,081

Distributions to partners	--	(148)	(8,438)	(8,586)

Partners' deficit at
September 30, 2010	47,311	$ (305)	$(9,651)	$(9,956)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$ 3,081	$ 514
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	280	410
Amortization of loan costs	24	16
Casualty gain	--	(36)
Gain on sale of discontinued operations	(3,799)	--
Loss on extinguishment of debt	968	--
Change in accounts:
Receivables and deposits	77	29
Other assets	(44)	(96)
Accounts payable	(62)	23
Tenant security deposit liabilities	(34)	4
Accrued property taxes	(21)	(20)
Other liabilities	(106)	50
Due to affiliates	(270)	40
Net cash provided by operating activities	94	934

Cash flows from investing activities:
Property improvements and replacements	(102)	(122)
Proceeds from sale of discontinued operations	6,802	--
Insurance proceeds received	--	50
Net cash provided by (used in) financing activities	6,700	(72)

Cash flows from financing activities:
Payments on mortgage notes payable	(335)	(366)
Proceeds from mortgage note payable	6,330	--
Repayment of mortgage note payable	(3,295)	--
Advances from affiliate	--	70
Repayment of advances from affiliate	--	(70)
Loan costs paid	(189)	--
Prepayment penalty paid	(870)	--
Distributions to partners	(8,545)	(555)
Net cash used in financing activities	(6,904)	(921)

Net decrease in cash and cash equivalents	(110)	(59)

Cash and cash equivalents at beginning of period	219	253
Cash and cash equivalents at end of period	$ 109	$ 194

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 519	$ 485

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ --	$ 173
Distribution payable to partners	$ 41	$ --

At December 31, 2009 and 2008, approximately $5,000 and $4,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the nine months ended September 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the accompanying consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010 (see Note F – Disposition of Investment Property).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Nine Months Ended
	September 30, 2010	September 30, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 577	$ 1,150
Expenses	(576)	(1,084)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (967)	$ 66

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $133,000 and $156,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in operating expenses and income (loss) from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $45,000 and $46,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain on sale of discontinued operations for the nine months ended September 30, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $1,000 and $2,000, respectively.

In connection with the second mortgage obtained on Lazy Hollow Apartments during the nine months ended September 30, 2010, the General Partner was paid a financing fee of approximately $56,000 in accordance with the Partnership Agreement. The fee was capitalized and is included in other assets at September 30, 2010.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. The Partnership did not pay a distribution to the General Partner under this provision during the nine months ended September 30, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of September 30, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the nine months ended September 30, 2010 and 2009, the amount accrued for the allowable fee was zero and approximately $40,000, respectively. The total amount due at December 31, 2009 was approximately $270,000 and was included in due to affiliates on the accompanying consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid Partnership Management Fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the nine months ended September 30, 2010 with distributable net proceeds from the sale of Homestead Apartments.

In accordance with the Partnership Agreement, during the nine months ended September 30, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the nine months ended September 30, 2009.  There were no such advances or interest expense during the nine months ended September 30, 2010.  Total advances and interest of approximately $71,000 were repaid during the nine months ended September 30, 2009. There were no advances or accrued interest owed to affiliates at September 30, 2010 or December 31, 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $35,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $47,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Gain

In June 2008, Lazy Hollow Apartments suffered damage to several of its apartment units as a result of high winds and falling trees. The Partnership incurred approximately $67,000 to repair the damaged units during 2008, including approximately $17,000 for clean-up costs, which were incurred during 2008 and were included in operating expense. During the nine months ended September 30, 2009, the Partnership received approximately $64,000 in insurance proceeds, including approximately $14,000 for emergency expenses. The Partnership recognized a casualty gain of approximately $36,000 during the nine months ended September 30, 2009 as a result of the write-off of undepreciated damaged assets of approximately $14,000. The insurance proceeds related to clean-up costs were included as a reduction of operating expenses for the nine months ended September 30, 2009. The Partnership does not expect to receive any additional proceeds related to this event.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $15,174,000.

Note E – Mortgage Financing

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, which were capitalized during the nine months ended September 30, 2010 and are included in other assets.

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

Note F – Disposition of Investment Property

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the nine months ended September 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to federal income tax, it is subject to tax related to its Michigan activities. During the nine months ended September 30, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $140,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities at September 30, 2010.

Note G – Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership

	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ 2,276	$ 47.64	$ --	$ --
Financing (2)	6,147	128.63	--	--
Operations	100	2.09	550	11.50
	$ 8,523	$178.36	$ 550	$ 11.50

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

For 2010, the distribution payable of approximately $41,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $63,000 and $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2010 and 2009, respectively.

Note H – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

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

Results from Operations

The Partnership’s net income for the three and nine months ended September 30, 2010 was approximately $76,000 and $3,081,000, respectively, compared to net income of approximately $189,000 and $514,000 for the three and nine months ended September 30, 2009, respectively. The consolidated statements of operations for the three and nine months ended September 30, 2009 have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2009 has also been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 and 2009 (in thousands):

Nine Months Ended
	September 30, 2010	September 30, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 577	$ 1,150
Expenses	(576)	(1,084)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (967)	$ 66

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the nine months ended September 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations.

The Partnership’s income from continuing operations for the three and nine months ended September 30, 2010 was approximately $76,000 and $249,000, respectively. The Partnership’s income from continuing operations for the three and nine months ended September 30, 2009 was approximately $165,000 and $448,000, respectively. The decrease in income from continuing operations for the three months ended September 30, 2010 is due to an increase in total expenses. Total revenues remained relatively constant for the three months ended September 30, 2010. The decrease in income from continuing operations for the nine months ended September 30, 2010 is due to an increase in total expenses and the recognition of a casualty gain in 2009, partially offset by an increase in total revenues. Total revenues increased for the nine months ended September 30, 2010 primarily due to an increase in rental income. Other income remained relatively constant for the nine months ended September 30, 2010. Rental income increased for the nine months ended September 30, 2010 due to increases in occupancy and the average rental rate at Lazy Hollow Apartments, partially offset by an increase in bad debt expense.

The increase in total expenses for the three months ended September 30, 2010 is due to increases in general and administrative and interest expenses, partially offset by a decrease in operating expense. Depreciation and property tax expenses remained relatively constant for the three months ended September 30, 2010. The increase in total expenses for the nine months ended September 30, 2010 is due to increases in operating, general and administrative and interest expenses, partially offset by a decrease in depreciation expense. Property tax expense remained relatively constant for the nine months ended September 30, 2010. Interest expense increased for both periods primarily due to a higher debt balance as a result of a second mortgage obtained on the Partnership’s remaining investment property in June 2010, partially offset by scheduled principal payments made on the mortgages encumbering Lazy Hollow Apartments, which reduced the carrying balance of the loans. Operating expense decreased for the three months ended September 30, 2010 due to decreases in salaries and related benefits as a result of a decrease in personnel at the property and decreased utility expenses. Operating expense increased for the nine months ended September 30, 2010 due to an increase in snow removal costs at the property due to a severe snow storm during February 2010, and the receipt of insurance proceeds during the nine months ended September 30, 2009 related to clean up costs incurred during 2008 at Lazy Hollow Apartments, as discussed below, partially offset by decreases in salaries and related benefits as a result of a decrease in personnel at the property. Depreciation expense decreased for the nine months ended September 30, 2010 due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2009, partially offset by depreciation on assets placed into service over the previous twelve months.

General and administrative expenses increased for the three months ended September 30, 2010 as a result of a reduction recorded during the three months ended September 30, 2009 to the annual Partnership management fee which is based on the Partnership’s net cash from operations. General and administrative expenses increased for the nine months ended September 30, 2010 primarily due to costs incurred with the modification of the first mortgage at Lazy Hollow Apartments during 2010, partially offset by a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations. Also included in general and administrative expense for the three and nine months ended September 30, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with communication with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $109,000, compared to approximately $219,000 at December 31, 2009. Cash and cash equivalents decreased approximately $110,000 from December 31, 2009 due to approximately $6,904,000 of cash used in financing activities, partially offset by approximately $6,700,000 and $94,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the debt encumbering Homestead Apartments, payment of a prepayment penalty and payment of loan costs, partially offset by proceeds received from the second mortgage note payable obtained on Lazy Hollow Apartments. Cash provided by investing activities consisted of net proceeds from the sale of Homestead Apartments, partially offset by property improvements and replacements.

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

Lazy Hollow Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $71,000 of capital improvements at Lazy Hollow Apartments consisting primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $26,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow. The Partnership sold Homestead Apartments to a third party on May 20, 2010.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, which were capitalized during the nine months ended September 30, 2010 and are included in other assets.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $13,939,000 is amortized over varying periods with balloon payments of approximately $5,292,000 and $6,412,000 due in 2020. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership

	September 30, 2010	Unit	September 30, 2009	Unit

Sale (1)	$ 2,276	$ 47.64	$ --	$ --
Financing (2)	6,147	128.63	--	--
Operations	100	2.09	550	11.50
	$ 8,523	$178.36	$ 550	$ 11.50

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

For 2010, the distribution payable of approximately $41,000 represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the majority owned sub-tier limited partnership to the Partnership, approximately $63,000 and $5,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2010 and 2009, respectively.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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