Form 10-K
period 2010-12-31
ANGELES INCOME PROPERTIES LTD 6
filed 2011-03-25
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's general partner is Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II"), a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership, through its public offering of Limited Partnership Units, sold 47,384 units aggregating $47,384,000.  The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions. The Partnership was formed for the purpose of acquiring fee and other forms of equity interests in various types of real estate property. The Partnership sold one of its residential properties during 2010. As a result, at December 31, 2010, the Partnership owned and operated one residential property (see “Item 2. Property”).

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. These services were provided by affiliates of the General Partner for the years ended December 31, 2010 and 2009.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Lazy Hollow Apartments	07/01/89	Fee ownership subject to	Apartment
Columbia, MD		a first and second mortgage (1)	178 units

(1)   Property is held by a limited partnership in which the Partnership owns a 99% interest.

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,820,000 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $118,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities on the consolidated balance sheet at December 31, 2010.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property

Value

		Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lazy Hollow
Apartments	$ 9,629	$ 6,014	5-40 yrs	S/L	$ 5,810

See “Item 8. Financial Statements and Supplementary Data - Note A” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate (2)	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lazy Hollow Apartments
1st mortgage	$ 7,599	6.04%	30 yrs	7/2020	$ 6,412
2nd mortgage	6,297	5.88%	30 yrs	7/2020	5,292
	$13,896				$11,704

(1)   See "Item 8. Financial Statements and Supplementary Data - Note B" for information with respect to the Partnership’s ability to prepay these fixed rate loans and other specific details about the loans.

(2)   Fixed rate.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, which were capitalized during the year ended December 31, 2010 and are included in other assets on the consolidated balance sheet at December 31, 2010. Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the year ended December 31, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, commencing August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $15,000, which are included in general and administrative expenses. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009
Lazy Hollow Apartments	$14,691	$14,598	97%	96%

The real estate industry is highly competitive. The property is subject to competition from other residential apartment complexes in the area.  The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the property are as follows:

	2010	2010
	Billing	Rate
	(in thousands)
Property
Lazy Hollow Apartments (1)	$215	1.61%

(1)   Tax bill is for the fiscal year of the taxing authority which differs from that of the Partnership.

Capital Improvements

Lazy Hollow Apartments

During the year ended December 31, 2010, the Partnership completed approximately $119,000 of capital improvements at Lazy Hollow Apartments consisting primarily of water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Homestead Apartments

During the year ended December 31, 2010, the Partnership completed approximately $25,000 of capital improvements at Homestead Apartments consisting primarily of floor covering replacements and office computers. These improvements were funded from operating cash flow. The Partnership sold Homestead Apartments to a third party on May 20, 2010.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that such capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement. These settlements resolve the case in its entirety.

                                       PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership sold 47,384 Limited Partnership Units during its offering period through September 30, 1988, and as of December 31, 2010, had 47,311 Limited Partnership Units outstanding held by 1,646 Limited Partners of record.  Affiliates of the General Partner owned 27,739 units or 58.63% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2010	Unit	December 31, 2009	Unit

Sale(1)	$ 2,276	$ 47.64	$ --	$ --
Financing (2)	6,205	129.86	--	--
Operations (3)	211	4.40	670	14.01
	$ 8,692	$181.90	$ 670	$ 14.01

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

(3)  Includes an operating distribution of approximately $111,000 (approximately $110,000 to the limited partners or $2.32 per limited partnership unit) which was declared by the Partnership on December 31, 2010. This amount is included in distribution payable for the year ended December 31, 2010 and was paid to the partners in March 2011.

For 2010, approximately $41,000 of the distribution payable represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $6,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2010 and 2009, respectively. In the fourth quarter, the general partner of the majority owned sub-tier limited partnership returned $57,000 of distributions previously received.

Future cash distributions will depend on the level of cash generated from operations, the timing of debt maturity, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the years ended December 31, 2010 and 2009 was approximately $3,272,000 and $717,000, respectively. The consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data” have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2009 has been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

Year Ended
	December 31, 2010	December 31, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 590	$ 1,534
Expenses	(575)	(1,422)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (953)	$ 112

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,820,000 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $118,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities on the consolidated balance sheet at December 31, 2010.

The Partnership’s income from continuing operations for the years ended December 31, 2010 and 2009 was approximately $405,000 and $605,000, respectively. The decrease in income from continuing operations is due to an increase in total expenses and the recognition of a casualty gain in 2009, partially offset by an increase in total revenues. Total revenues increased primarily due to an increase in rental income.  Other income remained relatively constant for the year ended December 31, 2010. Rental income increased primarily due to increases in occupancy and the average rental rate at Lazy Hollow Apartments, partially offset by an increase in bad debt expense.

Total expenses increased due to increases in operating and interest expenses, partially offset by decreases in general and administrative and depreciation expenses. Property tax expense remained relatively constant for the year ended December 31, 2010. Operating expense increased due to an increase in snow removal costs at the property due to a severe snow storm during February 2010, and the receipt of insurance proceeds during the year ended December 31, 2009 related to clean up costs incurred during 2008 at Lazy Hollow Apartments, as discussed below, partially offset by decreases in salaries and related benefits as a result of a decrease in personnel at the property. Interest expense increased primarily due to a higher debt balance as a result of a second mortgage obtained on the Partnership’s remaining investment property in June 2010, partially offset by scheduled principal payments made on the mortgages encumbering Lazy Hollow Apartments, which reduced the carrying balance of the loans. Depreciation expense decreased due to property improvements and replacements placed into service in previous years becoming fully depreciated during 2009, partially offset by depreciation on assets placed into service over the previous twelve months.

General and administrative expenses decreased due to a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations, partially offset by costs incurred with the modification of the first mortgage at Lazy Hollow Apartments during 2010 and an increase in costs associated with the Partnership’s annual audit. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with communication with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Capital Resources and Liquidity

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $289,000, compared to approximately $219,000 at December 31, 2009. Cash and cash equivalents increased approximately $70,000 from December 31, 2009 due to approximately $6,680,000 and $338,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,948,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Homestead Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Partnership’s investment properties, repayment of the debt encumbering Homestead Apartments, payment of a prepayment penalty and payment of loan costs, partially offset by proceeds received from the second mortgage note payable obtained on Lazy Hollow Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, from August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, which were capitalized during the year ended December 31, 2010 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the year ended December 31, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, from August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $15,000, which are included in general and administrative expenses. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $13,896,000 is amortized over 30 years with balloon payments of approximately $11,704,000 due in 2020. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2010	Unit	December 31, 2009	Unit

Sale(1)	$ 2,276	$ 47.64	$ --	$ --
Financing (2)	6,205	129.86	--	--
Operations (3)	211	4.40	670	14.01
	$ 8,692	$181.90	$ 670	$ 14.01

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

(3)  Includes an operating distribution of approximately $111,000 (approximately $110,000 to the limited partners or $2.32 per limited partnership unit) which was declared by the Partnership on December 31, 2010. This amount is included in distribution payable for the year ended December 31, 2010 and was paid to the partners in March 2011.

For 2010, approximately $41,000 of the distribution payable represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $6,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2010 and 2009, respectively. In the fourth quarter, the general partner of the majority owned sub-tier limited partnership returned $57,000 of distributions previously received.

Future cash distributions will depend on the level of cash generated from operations, the timing of debt maturity, refinancings, and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners during 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

ANGELES INCOME PROPERTIES, LTD. 6

LIST OF FINANCIAL STATEMENTS

            Report of Independent Registered Public Accounting Firm

            Consolidated Balance Sheets – December 31, 2010 and 2009

      Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

      Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

            Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Angeles Income Properties, Ltd. 6

We have audited the accompanying consolidated balance sheets of Angeles Income Properties, Ltd. 6 as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Income Properties, Ltd. 6 at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 289	$ 219
Receivables and deposits	176	174
Other assets	488	336
Investment property (Notes B and E):
Land	840	840
Buildings and related personal property	8,789	8,670
	9,629	9,510
Less accumulated depreciation	(6,014)	(5,723)
	3,615	3,787
Assets held for sale (Notes A and G)	--	2,968
	$ 4,568	$ 7,484

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 80	$ 71
Tenant security deposit liabilities	56	58
Other liabilities	261	223
Distribution payable (Note H)	152	--
Due to affiliates (Note C)	--	270
Mortgage notes payable (Note B)	13,896	7,867
Liabilities related to assets held for sale (Notes A
and G)	--	3,446
	14,445	11,935

Partners' Deficit
General partner	(194)	(303)
Limited partners	(9,683)	(4,148)
	(9,877)	(4,451)
	$ 4,568	$ 7,484

See Accompanying Notes to Consolidated Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. 6

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	December 31,
	2010	2009
Revenues:
Rental income	$ 2,500	$ 2,474
Other income	260	252
Total revenues	2,760	2,726

Expenses:
Operating	1,016	970
General and administrative	162	183
Depreciation	292	311
Interest	672	491
Property tax	213	202
Total expenses	2,355	2,157

Casualty gain (Note F)	--	36
Income from continuing operations	405	605
(Loss) income from discontinued operations (Notes A and G)	(953)	112
Gain on sale of discontinued operations (Note G)	3,820	--
Net income	$ 3,272	$ 717

Net income allocated to general partner	$ 105	$ 7
Net income allocated to limited partners	3,167	710
	$ 3,272	$ 717

Per limited partnership unit:
Income from continuing operations	$ 8.46	$ 12.66
(Loss) income from discontinued operations	(19.01)	2.35
Gain on sale of discontinued operations	77.49	--
Net income per limited partnership unit	$ 66.94	$ 15.01

Distributions per limited partnership unit	$181.90	$ 14.01

See Accompanying Notes to Consolidated Financial Statements

                        ANGELES INCOME PROPERTIES, LTD. 6

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                         (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2008	47,311	$ (294)	$(4,195)	$(4,489)

Distribution to partners	--	(16)	(663)	(679)

Net income for the year
ended December 31, 2009	--	7	710	717

Partners' deficit at
December 31, 2009	47,311	(303)	(4,148)	(4,451)

Distributions returned from (paid to)
partners	--	4	(8,702)	(8,698)

Net income for the year
ended December 31, 2010	--	105	3,167	3,272

Partners’ deficit at
December 31, 2010	47,311	$ (194)	$(9,683)	$(9,877)

See Accompanying Notes to Consolidated Financial Statements

                           ANGELES INCOME PROPERTIES, LTD. 6

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 3,272	$ 717
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	351	546
Amortization of loan costs	28	22
Casualty gain	--	(36)
Gain on sale of discontinued operations	(3,820)	--
Loss on extinguishment of debt	968	--
Change in accounts:
Receivables and deposits	(2)	(38)
Other assets	12	6
Accounts payable	(37)	46
Tenant security deposit liabilities	(35)	2
Accrued property taxes	(21)	1
Other liabilities	(108)	122
Due to affiliates	(270)	55
Net cash provided by operating activities	338	1,443

Cash flows from investing activities:
Property improvements and replacements	(122)	(340)
Proceeds from sale of discontinued operations	6,802	--
Insurance proceeds received	--	50
Net cash provided by (used in) investing activities	6,680	(290)

Cash flows from financing activities:
Payments on mortgage notes payable	(378)	(508)
Proceeds from mortgage note payable	6,330	--
Repayment of mortgage note payable	(3,295)	--
Advances from affiliate	--	70
Repayment of advances from affiliate	--	(70)
Loan costs paid	(189)	--
Prepayment penalty paid	(870)	--
Distributions to partners	(8,546)	(679)
Net cash used in financing activities	(6,948)	(1,187)

Net increase (decrease) in cash and cash equivalents	70	(34)

Cash and cash equivalents at beginning of year	219	253
Cash and cash equivalents at end of year	$ 289	$ 219

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 727	$ 663

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts payable	$ 27	$ 5
Distribution payable to partners	$ 152	$ --

At December 31, 2008, approximately $4,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the year ended December 31, 2009.

See Accompanying Notes to Consolidated Financial Statements

                          ANGELES INCOME PROPERTIES, LTD. 6

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Income Properties, Ltd. 6 (the "Partnership") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Agreement of Limited Partnership dated June 29, 1984, as amended. The Partnership's general partner, Angeles Realty Corporation II, a California corporation (the "General Partner" or "ARC II") is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2037, unless terminated prior to such date. As of December 31, 2010, the Partnership operates one residential property in Maryland.

Basis of Presentation:  The consolidated statements of operations for the year ended December 31, 2009 have been restated as of January 1, 2009 to reflect the operations of Homestead Apartments as income from discontinued operations and the consolidated balance sheet as of December 31, 2009 has been restated to reflect the respective assets and liabilities of Homestead Apartments as held for sale due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

Year Ended
	December 31, 2010	December 31, 2009
	Homestead	Homestead
	Apartments	Apartments

Revenues	$ 590	$ 1,534
Expenses	(575)	(1,422)
Loss on extinguishment of debt	(968)	--
(Loss) income from discontinued
operations	$ (953)	$ 112

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

Allocations of Profits, Gains, Losses and Distributions to Partners: In accordance with the Partnership’s Agreement of Limited Partnership (the "Partnership Agreement"), any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any incentive interest to which the General Partner is entitled.  Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership; provided, that the gain shall first be allocated to Partners with negative account balances, in proportion to such balances, in an amount equal to the sum of such negative capital account balances.

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

Investment Property: Investment property consists of one apartment complex stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset.  The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated their carrying value.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the investment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $259,000 and $137,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Deferred Costs: At December 31, 2010 and 2009, loan costs of approximately $464,000 and $274,000, respectively, less accumulated amortization of approximately $117,000 and $91,000 for the years ended December 31, 2010 and 2009, respectively, are included in other assets. Loan costs of approximately $161,000, less accumulated amortization of approximately $67,000 are included in assets held for sale at December 31, 2009. The loan costs are amortized over the terms of the related loan agreements. Amortization expense was approximately $28,000 and $22,000 for the years ended December 31, 2010 and 2009, respectively, and is included in interest expense and (loss) income from discontinued operations. Amortization expense is expected to be approximately $37,000 for each of the years 2011 through 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Advertising: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $60,000 and $87,000 for the years ended December 31, 2010 and 2009, respectively, were charged to operating expenses and (loss) income from discontinued operations.

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

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment	Stated		Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lazy Hollow
Apartments
1st mortgage	$ 7,599	$ 7,867	$ 46	6.04%	07/2020	$ 6,412
2nd mortgage	6,297	--	37	5.88%	07/2020	5,292
	$13,896	$ 7,867	$ 83			$11,704

(1)  Fixed rate mortgages.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the respective rental property. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, beginning August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, which were capitalized during the year ended December 31, 2010 and are included in other assets on the consolidated balance sheet at December 31, 2010. Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the year ended December 31, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, commencing August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $15,000, which are included in general and administrative expenses. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 177
2012	188
2013	199
2014	212
2015	224
Thereafter	12,896
$13,896

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $166,000 and $207,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $54,000 and $81,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $3,000 and $25,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. The Partnership did not pay a distribution to the General Partner under this provision during the year December 31, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of December 31, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the years ended December 31, 2010 and 2009, the amount accrued for the allowable fee was zero and approximately $55,000, respectively. The total amount due at December 31, 2009 was approximately $270,000 and was included in due to affiliates on the consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid Partnership Management Fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the year ended December 31, 2010 with distributable net proceeds from the sale of Homestead Apartments.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the year ended December 31, 2009. There were no such advances or interest expense during the year ended December 31, 2010. Total advances and interest of approximately $71,000 were repaid during the year ended December 31, 2009. There were no advances or accrued interest owed to affiliates at December 31, 2010 or 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note D - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

	2010	2009

Net income as reported	$ 3,272	$ 717
Add (deduct):
Depreciation differences	(113)	(95)
Gain on sale	(936)	--
Other	(114)	36
Federal taxable income	$ 2,109	$ 658

Federal taxable income per
limited partnership unit	$ 42.23	$ 13.77

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(9,877)	$(4,451)
Land and buildings	3,949	5,505
Accumulated depreciation	(1,754)	(2,254)
Syndication	6,802	6,802
Other	145	143
Net assets - tax basis	$ (735)	$ 5,745

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
Buildings
			and Related	Net Cost Removed
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lazy Hollow Apartments	$13,896	$ 998	$ 8,988	$ (357)

Gross Amount At Which Carried
At December 31, 2010
(in thousands)

Buildings
And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life-Years
(in thousands)
Lazy Hollow Apartments	$ 840	$ 8,789	$ 9,629	$ 6,014	07/01/89	5-40

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$ 9,510	$16,118
Property improvements and replacements	144	341
Assets held for sale	(25)	(6,921)
Property dispositions	--	(28)
Balance at end of year	$ 9,629	$ 9,510

Accumulated Depreciation
Balance at beginning of year	$ 5,723	$ 9,238
Additions charged to expense	351	546
Assets held for sale	(60)	(4,047)
Property dispositions	--	(14)
Balance at end of year	$ 6,014	$ 5,723

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009, is approximately $13,578,000 and $21,936,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009, is approximately $7,768,000 and $12,024,000, respectively.

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

Note G – Disposition of Investment Property

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,820,000 during the year ended December 31, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to Federal income tax, it is subject to tax related to its Michigan activities. During the year ended December 31, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $118,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities on the consolidated balance sheet at December 31, 2010.

Note H – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2010	Unit	December 31, 2009	Unit

Sale(1)	$ 2,276	$ 47.64	$ --	$ --
Financing (2)	6,205	129.86	--	--
Operations (3)	211	4.40	670	14.01
	$ 8,692	$181.90	$ 670	$ 14.01

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

(3)  Includes an operating distribution of approximately $111,000 (approximately $110,000 to the limited partners or $2.32 per limited partnership unit) which was declared by the Partnership on December 31, 2010. This amount is included in distribution payable for the year ended December 31, 2010 and was paid to the partners in March 2011.

For 2010, approximately $41,000 of the distribution payable represents the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

In conjunction with the transfer of funds from the certain majority owned sub-tier limited partnership to the Partnership, approximately $6,000 and $9,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2010 and 2009, respectively. In the fourth quarter, the general partner of the majority owned sub-tier limited partnership returned $57,000 of distributions previously received.

Note I - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $1,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement. These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor officers received any remuneration from the General Partner during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Units of the Partnership as of December 31, 2010.

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

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Partnership Agreement, which provides that upon a vote of the limited partners holding more than 50% of the then outstanding limited partnership units the general partner may be expelled from the Partnership upon 90 days written notice.  In the event that a successor general partner has been elected by limited partners holding more than 50% of the then outstanding limited partnership units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled general partner an amount equal to the accrued and unpaid management fee, described in Article 10 of the Partnership Agreement and to purchase the general partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the general partner's capital account and the fair market value of the share of distributable net proceeds to which the general partner would be entitled.  Such determination of the fair market value of the share of distributable net proceeds is defined in Article 12.2(b) of the Partnership Agreement.

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

Affiliates of the General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $166,000 and $207,000 for the years ended December 31, 2010 and 2009, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $54,000 and $81,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses, investment property, assets held for sale and gain on sale of discontinued operations. The portion of these reimbursements included in investment property, assets held for sale and gain on sale of discontinued operations for the years ended December 31, 2010 and 2009 are construction management services provided by an affiliate of the General Partner of approximately $3,000 and $25,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. The Partnership did not pay a distribution to the General Partner under this provision during the year December 31, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of December 31, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations.  During the years ended December 31, 2010 and 2009, the amount accrued for the allowable fee was zero and approximately $55,000, respectively. The total amount due at December 31, 2009 was approximately $270,000 and was included in due to affiliates on the consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid Partnership Management Fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the year ended December 31, 2010 with distributable net proceeds from the sale of Homestead Apartments.

In accordance with the Partnership Agreement, during the year ended December 31, 2009, AIMCO Properties, L.P., an affiliate of the General Partner, advanced to the Partnership approximately $70,000 to fund property taxes at Lazy Hollow Apartments. Interest on the advances was charged at a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Interest expense was approximately $1,000 for the year ended December 31, 2009. There were no such advances or interest expense during the year ended December 31, 2010. Total advances and interest of approximately $71,000 were repaid during the year ended December 31, 2009. There were no advances or accrued interest owed to affiliates at December 31, 2010 or 2009. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $44,000 and $47,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Neither of the General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the General Partner.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $51,000 and $44,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $13,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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

10.51       Amended and Restated Guaranty (Recast Transaction), dated June 30, 2010, between AIMCO Properties, L.P., a Delaware limited partnership, and Federal Home Loan Mortgage Corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated June 30, 2010).

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