Form 10-Q
period 2011-03-31
ANGELES INCOME PROPERTIES LTD 6
filed 2011-05-12
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 213	$ 289
Receivables and deposits	139	176
Other assets	443	488
Investment property:
Land	840	840
Buildings and related personal property	8,831	8,789
	9,671	9,629
Less accumulated depreciation	(6,086)	(6,014)
	3,585	3,615
	$ 4,380	$ 4,568

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 10	$ 80
Tenant security deposit liabilities	57	56
Other liabilities	245	261
Distribution payable	--	152
Due to affiliates (Note B)	8	--
Mortgage notes payable	13,853	13,896
	14,173	14,445

Partners' Deficit
General partner	(193)	(194)
Limited partners	(9,600)	(9,683)
	(9,793)	(9,877)
	$ 4,380	$ 4,568

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 645	$ 633
Other income	78	106
Total revenues	723	739

Expenses:
Operating	260	343
General and administrative	38	53
Depreciation	72	73
Interest	215	119
Property tax	54	51
Total expenses	639	639

Income from continuing operations	84	100
Income from discontinued operations (Note A)	--	26

Net income	$ 84	$ 126

Net income allocated to general partner (1%)	$ 1	$ 1
Net income allocated to limited partners (99%)	83	125

	$ 84	$ 126

Per limited partnership unit:
Income from continuing operations	$ 1.75	$ 2.09
Income from discontinued operations	--	..55

Net income per limited partnership unit	$ 1.75	$ 2.64

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	47,384	$ 1	$47,384	$47,385

Partners' deficit at
December 31, 2010	47,311	$ (194)	$(9,683)	$(9,877)

Net income for the three months
ended March 31, 2011	--	1	83	84

Partners' deficit at
March 31, 2011	47,311	$ (193)	$(9,600)	$(9,793)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 84	$ 126
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	72	133
Amortization of loan costs	9	5
Change in accounts:
Receivables and deposits	37	(27)
Other assets	36	(5)
Accounts payable	(43)	45
Tenant security deposit liabilities	1	5
Other liabilities	(16)	(42)
Accrued property taxes	--	51
Due to affiliates	8	13
Net cash provided by operating activities	188	304

Cash flows used in investing activities:
Property improvements and replacements	(69)	(26)

Cash flows from financing activities:
Distribution to partners	(152)	--
Payments on mortgage notes payable	(43)	(144)
Net cash used in financing activities	(195)	(144)

Net (decrease) increase in cash and cash equivalents	(76)	134
Cash and cash equivalents at beginning of period	289	219
Cash and cash equivalents at end of period	$ 213	$ 353

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 207	$ 175

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ --	$ 4

At December 31, 2010 and 2009, approximately $27,000 and $5,000 of property improvements and replacements were included in accounts payable and are included in property improvements and replacements for the three months ended March 31, 2011 and 2010, respectively.

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner is an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statement of operations for the three months ended March 31, 2010 reflects the operations of Homestead Apartments as income from discontinued operations due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Three Months Ended
March 31, 2010

Revenues	$ 383
Expenses	(357)
Income from discontinued operations	$ 26

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $34,000 and $53,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $11,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the three months ended March 31, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $2,000 and less than $1,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. The Partnership did not pay a distribution to the General Partner under this provision during the year ended December 31, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of March 31, 2011 or December 31, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations as defined in the Partnership’s Partnership Agreement. During the three months ended March 31, 2011 and 2010, the amount accrued for the allowable fee was approximately $8,000 and $13,000, respectively. The total amount due at March 31, 2011 is approximately $8,000 and is included in due to affiliates on the consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the year ended December 31, 2010 with distributable net proceeds from the sale of Homestead Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated their carrying value.

Note D – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its remaining investment property that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Lazy Hollow Apartments	97%	97%
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

Results from Operations

The Partnership recognized net income of approximately $84,000 and $126,000 for the three months ended March 31, 2011 and 2010, respectively. The consolidated statement of operations for the three months ended March 31, 2010 reflects the operations of Homestead Apartments as income from discontinued operations due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Three Months Ended
March 31, 2010

Revenues	$ 383
Expenses	(357)
Income from discontinued operations	$ 26

The Partnership’s income from continuing operations for the three months ended March 31, 2011 and 2010 was approximately $84,000 and $100,000, respectively. The decrease in income from continuing operations was due to a decrease in total revenues. Total expenses remained constant for the comparable period.

Total revenues decreased at Lazy Hollow Apartments for the three months ended March 31, 2011 due to a decrease in other income, partially offset by an increase in rental income. Other income decreased primarily due to a decrease in resident utility reimbursements as a result of lower utility rates. Rental income increased primarily due to a slight increase in the average rental rate and a decrease in bad debt expense at Lazy Hollow Apartments.

Total expenses remained constant as the decreases in operating and general and administrative expenses were offset by an increase in interest expense. Depreciation and property tax expenses remained relatively constant for the comparable period. Operating expenses decreased due to decreases in salaries and related benefits, utility costs as a result of a decrease in rates and snow removal costs due to severe snow storms during February 2010. Interest expense increased primarily due to a higher average debt balance as a result of a second mortgage obtained on Lazy Hollow Apartments in June 2010, partially offset by scheduled principal payments made on the mortgages encumbering Lazy Hollow Apartments, which reduced the carrying balance of the loans.

General and administrative expense decreased due to a decrease in the Partnership management fee which is based on the Partnership’s net cash from operations and management reimbursements paid to the General Partner as allowed by the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are costs associated with the quarterly and annual communications with the investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $213,000, compared to approximately $289,000 at December 31, 2010. Cash and cash equivalents decreased approximately $76,000 from December 31, 2010 due to approximately $195,000 and $69,000 of cash used in financing and investing activities, respectively, partially offset by approximately $188,000 of cash provided by operating activities.  Cash used in financing activities consisted of a distribution to partners (as discussed below) and principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. Capital improvements planned for the Partnership’s property are detailed below.

During the three months ended March 31, 2011, the Partnership completed approximately $42,000 of capital improvements at Lazy Hollow Apartments consisting primarily of water heater and floor covering replacements.  These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $13,853,000 is amortized over 30 years with balloon payments of approximately $11,704,000 due in 2020.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, from August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $189,000, which were incurred during the year ended December 31, 2010, and are included in other assets.  Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the year ended December 31, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, from August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $15,000, which were included in general and administrative expenses during the six months ended June 30, 2010. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan.

The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the three months ended March 31, 2011, the Partnership paid an operating distribution of approximately $111,000 (approximately $110,000 to the limited partners or $2.32 per limited partnership unit) and approximately $41,000 to the applicable limited partners associated with the sale of Homestead Apartments, which was previously withheld for Michigan withholding taxes, both of which were included in distribution payable at December 31, 2010. No other distributions were made or declared during the three months ended March 31, 2011 or 2010.

Future cash distributions will depend on the level of net cash generated from operations, the timing of debt maturity, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates.  It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
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