Form 10-Q
period 2011-06-30
ANGELES INCOME PROPERTIES LTD 6
filed 2011-08-12
CIK 812564

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 331	$ 289
Receivables and deposits	99	176
Other assets	368	488
Investment property:
Land	840	840
Buildings and related personal property	6,622	8,789
Total investment property	7,462	9,629
Less accumulated depreciation	(3,805)	(6,014)
Investment property, net	3,657	3,615
Total assets	$ 4,455	$ 4,568

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 128	$ 80
Tenant security deposit liabilities	58	56
Other liabilities	186	261
Distribution payable	--	152
Due to affiliates	19	--
Mortgage notes payable	13,794	13,896
Total liabilities	14,185	14,445

Partners' Deficit
General partner	(193)	(194)
Limited partners	(9,537)	(9,683)
Total partners’ deficit	(9,730)	(9,877)
Total liabilities and partners’ deficit	$ 4,455	$ 4,568

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 623	$ 618	$ 1,268	$ 1,251
Other income	36	37	114	143
Total revenues	659	655	1,382	1,394

Expenses:
Operating	211	237	471	580
General and administrative	42	102	80	155
Depreciation	74	74	146	147
Interest	216	119	431	238
Property tax	53	50	107	101
Total expenses	596	582	1,235	1,221

Income from continuing operations	63	73	147	173
Loss from discontinued operations	--	(993)	--	(967)
Gain on sale of discontinued operations	--	3,799	--	3,799
Net income	$ 63	$ 2,879	$ 147	$ 3,005

Net income allocated to general partner	$ 1	$ 144	$ 1	$ 145
Net income allocated to limited partners	$ 62	$ 2,735	$ 146	$ 2,860

Per limited partnership unit:
Income from continuing operations	$ 1.31	$ 1.52	$ 3.08	$ 3.61
Loss from discontinued operations	--	(20.78)	--	(20.23)
Gain on sale of discontinued operations	--	77.07	--	77.07
Net income per limited partnership unit	$ 1.31	$ 57.81	$ 3.08	$ 60.45

Distributions per limited partnership unit	$ --	$172.50	$ --	$172.50

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' deficit

(Unaudited)

(In thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$ (194)	$(9,683)	$(9,877)

Net income for the six months ended June 30, 2011	1	146	147

Partners' deficit at June 30, 2011	$ (193)	$(9,537)	$(9,730)

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income	$ 147	$ 3,005
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	146	206
Amortization of loan costs	18	10
Gain on sale of discontinued operations	--	(3,799)
Loss on extinguishment of debt	--	968
Change in accounts:
Receivables and deposits	77	43
Other assets	102	102
Accounts payable	16	3
Tenant security deposit liabilities	2	(32)
Accrued property taxes	--	(21)
Other liabilities	(75)	(164)
Due to affiliates	19	(270)
Net cash provided by operating activities	452	51

Cash flows from investing activities:
Property improvements and replacements	(156)	(70)
Proceeds from sale of discontinued operations	--	6,802
Net cash provided by (used in) financing activities	(156)	6,732

Cash flows from financing activities:
Payments on mortgage notes payable	(102)	(307)
Proceeds from mortgage note payable	--	6,330
Repayment of mortgage note payable	--	(3,295)
Loan costs paid	--	(178)
Prepayment penalty paid	--	(870)
Distributions to partners	(152)	(8,262)
Net cash used in financing activities	(254)	(6,582)

Net increase in cash and cash equivalents	42	201

Cash and cash equivalents at beginning of period	289	219
Cash and cash equivalents at end of period	$ 331	$ 420

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 482	$ 380

Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 59	$ --
Distribution payable to partners	$ --	$ 41

See Accompanying Notes to Consolidated Financial Statements

ANGELES INCOME PROPERTIES, LTD. 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Income Properties, Ltd. 6 (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The Partnership's general partner is Angeles Realty Corporation II ("ARC II" or the "General Partner"). In the opinion of the General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The General Partner is an affiliate of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization:

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, AIMCO AIP 6 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), and Angeles Income Properties 6, LP, a Delaware limited partnership (“New AIP 6”), pursuant to which the Partnership will be merged with and into New AIP 6, with New AIP 6 as the surviving entity, following which the Merger Subsidiary will be merged with and into New AIP 6, with New AIP 6 as the surviving entity.

In the merger transactions, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger transactions will be converted into an identical unit of limited partnership interest in New AIP 6 (also known as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $252.40 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $252.40 by the average closing price of Aimco stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger transactions (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the second merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New AIP 6. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of New AIP 6, holding all outstanding Units. ARC II will continue to be the general partner of New AIP 6 after the merger transactions, and the Partnership’s partnership agreement in effect immediately prior to the merger transactions will be amended to reflect the merger transactions.

Completion of the merger transactions is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 47,311 Units, and AIMCO Properties, L.P. and its affiliates owned 27,739 of those Units, or approximately 58.63% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Discontinued Operations:

The accompanying consolidated statement of operations for the six months ended June 30, 2010 reflects the operations of Homestead Apartments as loss from discontinued operations due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Six Months Ended June 30, 2010

Revenues	$ 577
Expenses	(576)
Loss on extinguishment of debt	(968)
Loss from discontinued operations	$ (967)

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $100,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $37,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the six months ended June 30, 2011 and 2010 are construction management services provided by an affiliate of the General Partner of approximately $15,000 and less than $1,000, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to receive a distribution equal to 3% of the aggregate disposition price of sold properties.  Pursuant to this provision, the Partnership paid total distributions to the General Partner of approximately $731,000 in prior years related to property sales as follows: 1997 sale of LaSalle Warehouse, 1998 sale of Whispering Pines, 1999 sale of Mesa Dunes Mobile Home Park, 2000 sale of Wakonda Shopping Center and Town and Country Shopping Center and the 2001 sale of Casa Granada Apartments. These distributions are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return this amount to the Partnership. In connection with the Merger Agreement, the return of this amount was included in the calculation of the Cash Consideration. The Partnership did not pay a distribution to the General Partner under this provision during the year ended December 31, 2010 related to the sale of Homestead Apartments as the limited partners have not received their preferred return as of June 30, 2011 or December 31, 2010.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership Management Fee equal to 10% of the Partnership's net cash from operations as defined in the Partnership Agreement. During the six months ended June 30, 2011 and 2010, the amount accrued for the allowable fee was approximately $19,000 and zero, respectively. The total amount due at June 30, 2011 is approximately $19,000 and is included in due to affiliates on the consolidated balance sheet. Payment of the Partnership Management Fee is restricted to distributable net proceeds as defined in the Partnership Agreement. The cumulative unpaid partnership management fees earned for the years 2003 through 2009 of approximately $270,000 were paid during the year ended December 31, 2010 with distributable net proceeds from the sale of Homestead Apartments.

The Partnership insures its property up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the General Partner.  During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $13,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $44,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $14,662,000.

Note D – Mortgage Financing

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, from August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. In connection with the new loan, the Partnership incurred loan costs of approximately $189,000, of which approximately $178,000 were incurred during the six months ended June 30, 2010 and are included in other assets. Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the six months ended June 30, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, from August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $65,000, which were included in general and administrative expenses for the six months ended June 30, 2010. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan. During the first quarter of 2011, the Partnership received a refund of approximately $50,000 of the loan costs associated with the mortgage loan modification. The Partnership recorded a receivable for the refund at December 31, 2010.

Note E – Disposition of Investment Property

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the three and six months ended June 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to federal income tax, it is subject to tax related to its Michigan activities. During the six months ended June 30, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $140,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities on the consolidated balance sheets at June 30, 2011 and December 31, 2010.

Note F – Distributions

The Partnership distributed the following amounts during the six months ended June 30, 2011 and 2010 (in thousands, except per unit data):

		Per Limited		Per Limited
	Six Months Ended	Partnership	Six Months Ended	Partnership

	June 30, 2011	Unit	June 30, 2010	Unit

Sale (1)	$ --	$ --	$ 2,096	$ 43.87
Financing (2)	--	--	6,147	128.63
	$ --	$ --	$ 8,243	$172.50

(1)  Proceeds from the May 2010 sale of Homestead Apartments.

(2)  Proceeds from the June 2010 second mortgage obtained on Lazy Hollow Apartments.

At December 31, 2010, approximately $41,000 of the distribution payable represented the estimated Michigan withholding taxes to be paid by the Partnership on behalf of certain limited partners in connection with the sale of Homestead Apartments.

Note G – Contingencies

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

Note H – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $2,355,000 and accumulated depreciation of approximately $2,355,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

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

Results from Operations

The Partnership’s net income for the three and six months ended June 30, 2011 was approximately $63,000 and $147,000, respectively, compared to net income of approximately $2,879,000 and $3,005,000 for the three and six months ended June 30, 2010, respectively. The consolidated statement of operations for the six months ended June 30, 2010 reflects the operations of Homestead Apartments as loss from discontinued operations due to its sale on May 20, 2010.

The following table presents summarized results of operations related to the Partnership’s discontinued operations (in thousands):

Six Months Ended
June 30, 2010

Revenues	$ 577
Expenses	(576)
Loss on extinguishment of debt	(968)
Loss from discontinued operations	$ (967)

On May 20, 2010, the Partnership sold Homestead Apartments to a third party for a gross sales price of $7,000,000. The net proceeds realized by the Partnership were approximately $6,802,000 after payment of closing costs of approximately $198,000. The Partnership used approximately $3,295,000 to repay the mortgage encumbering the property. The Partnership realized a gain on sale of discontinued operations of approximately $3,799,000 during the three and six months ended June 30, 2010 as a result of the sale. In addition, the Partnership recorded a loss on extinguishment of debt of approximately $968,000 due to the write-off of unamortized loan costs and the payment of a prepayment penalty associated with the payment of the mortgage of approximately $870,000. The loss on extinguishment of debt is included in loss from discontinued operations. While the Partnership is not subject to federal income tax, it is subject to tax related to its Michigan activities. During the six months ended June 30, 2010, as a result of the sale of Homestead Apartments, the Partnership recognized current tax expense of approximately $140,000, which is reflected as a reduction of gain on sale of discontinued operations. The corresponding liability is included in other liabilities on the consolidated balance sheets at June 30, 2011 and December 31, 2010.

The Partnership’s income from continuing operations for the three and six months ended June 30, 2011 was approximately $63,000 and $147,000, respectively. The Partnership’s income from continuing operations for the three and six months ended June 30, 2010 was approximately $73,000 and $173,000, respectively. The decrease in income from continuing operations for the three months ended June 30, 2011 was due to an increase in total expenses partially offset by an increase in total revenues. The decrease in income from continuing operations for the six months ended June 30, 2011 was due to a decrease in total revenues and an increase in total expenses.

Total revenues increased at Lazy Hollow Apartments for the three months ended June 30, 2011 due to an increase in rental income. Other income remained relatively constant. Total revenues decreased at Lazy Hollow Apartments for the six months ended June 30, 2011 due to a decrease in other income, partially offset by an increase in rental income. Other income decreased primarily due to a decrease in resident utility reimbursements as a result of lower utility rates. Rental income increased for both periods primarily due to a slight increase in the average rental rate and a decrease in bad debt expense at Lazy Hollow Apartments.

Total expenses increased for both the three and six months ended June 30, 2011 due to an increase in interest expense partially offset by decreases in operating and general and administrative expenses. Depreciation and property tax expenses remained relatively constant for the comparable periods. Interest expense increased primarily due to a higher average debt balance as a result of a second mortgage obtained on Lazy Hollow Apartments in June 2010, partially offset by scheduled principal payments made on the mortgages encumbering Lazy Hollow Apartments, which reduced the carrying balance of the loans. Operating expenses decreased due to decreases in utility costs as a result of a decrease in rates and snow removal costs due to severe snow storms during February 2010.

General and administrative expenses decreased for both the three and six months ended June 30, 2011 primarily due to costs incurred with the modification of the first mortgage encumbering Lazy Hollow Apartments during June 2010 and management reimbursements paid to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in the Partnership management fee which is based on the Partnership’s net cash from operations. Also included in general and administrative expense for the three and six months ended June 30, 2011 and 2010 are costs associated with communication with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $331,000, compared to approximately $289,000 at December 31, 2010. Cash and cash equivalents increased approximately $42,000 from December 31, 2010 due to approximately $452,000 of cash provided by operating activities, partially offset by approximately $254,000 and $156,000 of cash used in financing and investing activities, respectively.  Cash used in financing activities consisted of a distribution to partners (as discussed below) and principal payments made on the mortgages encumbering the Partnership’s investment property.  Cash used in investing activities consisted of property improvements and replacements.

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

During the six months ended June 30, 2011, the Partnership completed approximately $188,000 of capital improvements at Lazy Hollow Apartments consisting primarily of water heater and floor covering replacements, exterior painting and parking lot improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $13,794,000 is amortized over 30 years with balloon payments of approximately $11,704,000 due in 2020.

On June 30, 2010, the Partnership obtained a second mortgage loan in the principal amount of $6,330,000 on Lazy Hollow Apartments. The second mortgage bears interest at a fixed rate of 5.88% per annum and requires monthly payments of principal and interest of approximately $37,000, from August 1, 2010 through the July 1, 2020 maturity date. The second mortgage has a balloon payment of approximately $5,292,000 due at maturity. The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $189,000, of which approximately $178,000 were incurred during the six months ended June 30, 2010, and are included in other assets. Included in the capitalized loan costs is a refinance fee of approximately $56,000 which was paid to an affiliate of the General Partner during the six months ended June 30, 2010.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications on the existing mortgage loan encumbering Lazy Hollow Apartments. The modification includes a fixed interest rate of 6.04% per annum and monthly payments of principal and interest of approximately $46,000, from August 1, 2010 through the maturity date of July 1, 2020, at which time a balloon payment of approximately $6,412,000 is due. The previous terms provided for a fixed interest rate of 5.94% per annum and monthly payments of principal and interest of approximately $71,000 through the April 30, 2023 maturity date, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan at any time subject to a prepayment penalty. Total costs associated with the modification of the existing mortgage were approximately $65,000, which were included in general and administrative expenses during the six months ended June 30, 2010. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse carve-out obligations of the Partnership with respect to the modified loan. During the first quarter of 2011, the Partnership received a refund of approximately $50,000 of the loan costs associated with the mortgage loan modification. The Partnership recorded a receivable for the refund at December 31, 2010.

The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the six months ended June 30, 2011, the Partnership paid an operating distribution of approximately $111,000 (approximately $110,000 to the limited partners or $2.32 per limited partnership unit) and approximately $41,000 to the applicable limited partners associated with the sale of Homestead Apartments, which was previously withheld for Michigan withholding taxes, both of which were included in distribution payable at December 31, 2010. No other distributions were made or declared during the six months ended June 30, 2011 or 2010.

If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the level of net cash generated from operations, the timing of debt maturity, refinancings, and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after capital expenditures to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 27,739 limited partnership units (the "Units") in the Partnership representing 58.63% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.63% of the outstanding Units, Aimco and its affiliates are in a position to control all such voting decisions with respect to the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Aimco as its sole stockholder.  As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, AIMCO AIP 6 Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), and Angeles Income Properties 6, LP, a Delaware limited partnership (“New AIP 6”), pursuant to which the Partnership will be merged with and into New AIP 6, with New AIP 6 as the surviving entity, following which the Merger Subsidiary will be merged with and into New AIP 6, with New AIP 6 as the surviving entity.

In the merger transactions, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger transactions will be converted into an identical unit of limited partnership interest in New AIP 6 (also known as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $252.40 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $252.40 by the average closing price of Aimco stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger transactions (the “OP Unit Consideration”). However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the second merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New AIP 6. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of New AIP 6, holding all outstanding Units. ARC II will continue to be the general partner of New AIP 6 after the merger transactions, and the Partnership’s partnership agreement in effect immediately prior to the merger transactions will be amended to reflect the merger transactions.

Completion of the merger transactions is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 47,311 Units, and AIMCO Properties, L.P. and its affiliates owned 27,739 of those Units, or approximately 58.63% of the number of outstanding Units. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

ANGELES INCOME PROPERTIES, LTD. 6

By: Angeles Realty Corporation II
General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.1        Agreement and Plan of Merger, dated July 28, 2011, by and among Angeles Income Properties, Ltd. 6, AIMCO Properties, L.P. AIMCO AIP 6 Merger Sub LLC, and Angeles Income Properties 6, LP.  (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated July 28, 2011).

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